Form 10-K
period 1993-12-31
MERIDIAN BANCORP INC
filed 1994-03-23
CIK 723916

                                      UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                        FORM 10-K

[X]    Annual report pursuant to Section 13 OR 15(d) of the
       Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1993, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ______ to ______________.

Commission file number 0-12364
                                 MERIDIAN BANCORP, INC.
                 (Exact name of registrant as specified in its charter)
                     Pennsylvania                             23-2237529
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                   Identification No.)

35 North Sixth Street, Reading, Pennsylvania         19601
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:
(610) 655-2000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
              Common Stock ($5.00 par value)
              Preferred Stock Purchase Rights

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X                        No

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates, on the basis of the sale price as of February 15, 1994, was $1,524,513,808. As of February 15, 1994, the Registrant had 57,662,198 shares of such Common Stock outstanding.

       Documents incorporated by reference. Portions of the following documents are incorporated herein by reference: Proxy Statement of the Registrant relating to the Registrant's Annual Meeting of Shareholders to be held April 26, 1994, Part III.

                                         PART I

ITEM 1.

Meridian Bancorp, Inc.

       Meridian Bancorp, Inc. (the "Registrant"), a multi-bank holding company registered under the federal Bank Holding Company Act of 1956, as amended, was incorporated as a Pennsylvania business corporation as a result of the statutory consolidation on June 30, 1983 of American Bancorp, Inc. and Central Penn National Corp. The Registrant's subsidiaries presently engaged in the business of banking are (i) Meridian Bank, formed in 1986 as a result of the merger of the Registrant's then-existing three banking subsidiaries (American Bank and Trust Co. of Pa., Central Penn National Bank and The First National Bank of Allentown),
(ii) Delaware Trust Company, acquired in January 1988, and
(iii) Meridian Bank, New Jersey, which commenced operations in April 1993 upon the acquisition of Cherry Hill National Bank.

Recent Transactions

       On August 31, 1993, the Registrant acquired Commonwealth Bancshares Corporation ("Commonwealth"), a bank holding company headquartered in Williamsport, Pennsylvania. The acquisition was accounted for as a "pooling of interests" and constituted a tax-free exchange for federal income tax purposes. Concurrently with the transaction, Commonwealth Bank, the sole banking subsidiary of Commonwealth, was merged into Meridian Bank. At August 31, 1993, Commonwealth had total consolidated assets of approximately $2.2 billion and total deposits of approximately $1.6 billion.

       On April 26, 1993, in connection with the acquisition of Commonwealth, the Registrant agreed to a merger of The Grange National Bank of Susquehanna County ("Grange"), a two-branch national bank headquartered in New Milford, Pennsylvania, into Meridian Bank. At December 31, 1993, Grange had approximately $28.5 million in total assets and $25.3 million in total deposits. The acquisition is expected to be accounted for as a "pooling of interests" and to constitute a tax-free exchange for federal income tax purposes. The acquisition is expected to be completed in the second quarter of 1994. The Registrant will issue up to 166,500 shares of Common Stock in connection with the merger.

       In November 1993, Meridian Bank assumed approximately $76 million of deposits of Provident Savings Bank of Jersey City, and paid a premium of $540 thousand. This acquisition was accounted for as a purchase.

       On December 10, 1993, the Registrant acquired First Bath Corp. ("FBC"), a bank holding company headquartered in Bath, Pennsylvania. The acquisition was accounted for as a "pooling of interests" and constituted a tax-free exchange for federal income tax purposes. Concurrently with the transaction, The First National Bank of Bath, FBC's sole subsidiary, was merged into Meridian Bank. At December 10, 1993, FBC had total consolidated assets of approximately $120 million and total consolidated deposits of approximately $110 million.

       On December 16, 1993, the Registrant entered into a definitive agreement to acquire McGlinn Capital Management, Inc., an investment advisory firm with $2.8 billion in assets under direct management, for 500,000 warrants for shares of the Registrant's Common Stock and cash. The transaction, which is subject to regulatory approval, is expected to be completed by the end of the second quarter of 1994.

Bank Subsidiaries - Meridian Bank, Delaware Trust Company and
Meridian Bank, New Jersey

       Meridian Bank conducts its business principally through 269 banking offices located in 29 eastern and central Pennsylvania counties.

       Delaware Trust, a Delaware banking corporation, was incorporated in 1899 under the Delaware General Corporation Law and acquired banking powers through its merger in 1910 with Delaware Savings Bank, which was created in 1905 by a special act of the General Assembly of the State of Delaware. Delaware Trust operates 26 branches in New Castle, Kent and Sussex Counties, Delaware.

       In January 1993, the Registrant caused the formation of Meridian Bank, New Jersey, a New Jersey state-chartered banking institution, to effect the acquisition of Cherry Hill National Bank, which was completed in April 1993. Meridian Bank, New Jersey operates 8 branches in Camden and Burlington Counties, New Jersey.

       At December 31, 1993, Meridian Bank, Delaware Trust and Meridian Bank, New Jersey had total deposits of $10.1 billion, $1.2 billion and $176 million, respectively, total loans of $8.4 billion, $944 million and $70 million, respectively, and total assets of $12.3 billion, $1.4 billion and $196 million, respectively.

       Meridian Bank, Delaware Trust and Meridian Bank, New Jersey provide a wide variety of services, including secured and unsecured financing, real estate financing, checking, savings and time deposit accounts, as well as the offering of cash management and a variety of other specialized financial services to individuals, businesses, municipalities and other governmental bodies. In addition, Meridian Capital Markets, Inc. a division of Meridian Bank, engages in the underwriting of municipal obligations and various other investment banking, merchant banking, mortgage banking and related activities permitted by law for banks.

       On July 9, 1992, the Registrant entered into an agreement to acquire 21 branches in seven counties of central and southern New Jersey, of Security Savings Bank, SLA ("Security"), a wholly-owned subsidiary of Security Investments Group, Inc. ("Security Investments"). Under the terms of the agreement, Meridian Bank, New Jersey was to have acquired selected non-classified and performing assets and real estate having, based on June 30, 1992 data and fair values, a book value of approximately $820 million in exchange for the assumption of deposits and Federal Home Loan Bank borrowings having an aggregate book value of a like amount and the payment of a deposit premium based on the amount of deposit liabilities assumed. On December 4, 1992, Office of
Thrift Supervision declared Security insolvent and placed it in conservatorship with the Resolution Trust Company ("RTC"). The RTC, in its capacity as receiver of Security, repudiated the agreement in the fourth quarter of 1993 in accordance with its authority under applicable banking law.

Other Subsidiaries of the Registrant

       Meridian Life Insurance Company is a wholly-owned subsidiary of the Registrant that reinsures life insurance and accident and health insurance issued to borrowers in connection with loans and other extensions of credit made to such borrowers by the Registrant's subsidiary banks.

       Meridian Funding Corp. is a wholly-owned subsidiary of the Registrant that issues commercial paper for the use of the Registrant and its subsidiaries.

       Meridian Asset Management, Inc. ("MAM") and its subsidiaries, Meridian Trust Company, Meridian Trust Company of California and Meridian Investment Company, provide services formerly provided by the trust departments of the predecessors of Meridian Bank. These services include personal and corporate trust, asset management and related services and investment advisory services. Meridian Trust Company is a Pennsylvania trust company with full trust powers. Meridian Investment Company is an investment advisory firm registered with the Securities and Exchange Commission and the Pennsylvania Securities Commission. As of December 31, 1993, assets being administered in one or more fiduciary capacities by MAM or one of its subsidiaries had an aggregate market value of approximately $15.5 billion, of which MAM or one of such subsidiaries had sole or joint investment responsibility for approximately $4.4 billion. Meridian Trust Company of California, based in San Francisco, was organized by MAM in 1989 and engages in personal and corporate trust activities in California.

       In addition to fiduciary services provided by MAM and its subsidiaries, Delaware Trust Capital Management, Inc., a Delaware bank and trust company and a wholly-owned subsidiary of Delaware Trust, performs trust and related financial services. Prior to the commencement of operations by Delaware Trust Capital Management, Inc. in January 1989, such services were performed by the Capital Management Group of Delaware Trust. As of
December 31, 1993, assets being administered in one or more fiduciary capacities by Delaware Trust Capital Management, Inc. had an aggregate market value of approximately $12 billion, of which it had sole or joint investment responsibility for approximately $1.7 billion.

       Meridian Securities, Inc. is registered as a broker with the Securities and Exchange Commission and the Pennsylvania
Securities Commission and is a member of the National Association of Securities Dealers, Inc.

       Meridian Capital Corp., a wholly-owned subsidiary of the Registrant, is a small business investment company licensed by the SBA, the business emphasis of which is small businesses located in the tri-state area of Pennsylvania, Delaware and New Jersey. This subsidiary is under agreement of sale.

       Meridian Acceptance Corp., a wholly-owned subsidiary of the Registrant, engages in the business of purchasing motor vehicle installment sale contracts originating in the State of New
Jersey.

       Until August 1990, Meridian Mortgage Corporation ("Meridian Mortgage") operated as a wholly-owned mortgage banking subsidiary of the Registrant. In August 1990, Meridian Mortgage became a wholly-owned subsidiary of Meridian Bank. Meridian Mortgage was incorporated in mid-1983 and provides a full range of real estate financing services for owners of residential and commercial properties. Meridian Mortgage originates mortgage loans, services residential and commercial mortgages through offices in New Jersey, Pennsylvania, New York, Florida, Washington State and Delaware and securitizes and sells mortgages and servicing in the secondary markets. During the third quarter of 1993, the Registrant decided to significantly reduce the scope of its mortgage banking business through a sale of substantially all of the mortgage servicing operations conducted by Meridian Mortgage.

       Meridian Delaware Investments, Inc., a wholly-owned subsidiary of the Registrant, is a Delaware business corporation that invests in and holds certain investments.

       Meridian Leasing, Inc. specializes in leasing office and business equipment. In October 1991, Meridian Leasing, Inc. was reorganized as a direct subsidiary of Meridian Bank.

       In November 1989, Meridian Bank formed Meridian Auto
Leasing, Inc. This corporation conducts the automobile leasing activities previously conducted by Meridian Bank.

       Meridian Asset Servicing Corp. was formed in 1993 to hold title to real estate acquired through foreclosure on defaulted loans.

       On June 30, 1992, the Registrant completed the sale of its title insurance operations to Fidelity National Financial, Inc., of Irvine, California.

Supervision and Regulation

       Various requirements and restrictions under the laws of the United States and the states in which the Company and its subsidiaries do business affect the Registrant and its subsidiaries.

       General

       The Registrant is a bank holding company subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). As a bank holding company, the Registrant's activities and those of its banking and nonbanking subsidiaries are limited to the business of banking and activities closely related or incidental to banking, and the Registrant may not directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Federal Reserve Board.

       The Registrant's subsidiary banks are subject to supervision and examination by applicable federal and state banking agencies. All of the Registrant's subsidiary banks are insured by, and therefore subject to the regulations of, the Federal Deposit Insurance Corporation (the "FDIC"). In addition, Meridian Bank is a Pennsylvania bank and trust company and member of the Federal Reserve System subject to supervision and regulation by the Pennsylvania Department of Banking and the Federal Reserve Board. Delaware Trust Company is a Delaware banking corporation subject to supervision and regulation by the Delaware State Bank Commissioner. Meridian Bank, New Jersey, is a New Jersey state bank subject to supervision and regulation by the New Jersey Department of Banking. The Registrant's subsidiary banks are also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Registrant's subsidiary banks. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

       Holding Company Structure

       The Registrant's subsidiary banks are subject to restrictions under federal law which limit the transfer of funds by each of them to the Registrant and its nonbanking subsidiaries, whether in the form of loans, other extensions of credit, investments or asset purchases. Such transfers by any subsidiary bank to the Registrant or any nonbanking subsidiary are limited in amount to 10% of such subsidiary bank's capital and surplus and, with respect to the Registrant and all nonbanking subsidiaries, to an aggregate of 20% of such subsidiary bank's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts.

       The Federal Reserve Board has issued regulations under the BHCA that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve Board, pursuant to such regulations, may require the Registrant to stand ready to use its resources to provide adequate capital funds to its banking subsidiaries during periods of financial stress or adversity. This support may be required at times when, absent such regulations, the bank holding company might not otherwise provide such support. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "Improvement Act"), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as described below) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency, up to specified limits. Under the BHCA, the Federal Reserve Board has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

       Under the Financial Institutions Reform, Recovery, and Enforcement Act ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled depository institution in danger of default.

       Regulatory Restrictions on Dividends

       Dividend payments by Meridian Bank to the Registrant are subject to the Pennsylvania Banking Code of 1965 (the "Banking Code") and the Federal Deposit Insurance Act. Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the Federal Deposit Insurance Act, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC.

       The declaration and payment of dividends by Delaware Trust to the Registrant are subject to the Delaware Banking Code and the Federal Deposit Insurance Act. Under the Delaware Banking Code, no dividends may be paid except from "net profits" (generally, net income as defined under federal regulations and reported to the State Bank Commissioner). Additional restrictions apply unless Delaware Trust's surplus fund is equal to the amount of its common stock.

       The declaration and payment of dividends by Meridian Bank, New Jersey to the Company are subject to the New Jersey Banking Act of 1948 and the Federal Deposit Insurance Act. Under the New Jersey Banking Act of 1948, Meridian Bank, New Jersey cannot pay a cash dividend unless following such dividend, the Bank's surplus will equal at least fifty percent of the capital stock or the payment of the dividend will not reduce the Bank's surplus.

       State and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks. Adherence to such standards further limits the ability of banks to pay dividends.

       Under these policies and subject to the restrictions applicable to the Registrant's subsidiary banks, such subsidiary banks could declare in the remainder of 1994, without prior regulatory approval, aggregate dividends of $147.1 million, plus net profits for the remainder of 1994.

       The payment of dividends by any subsidiary bank may also be affected by other regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority a bank under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.

       FDIC Insurance Assessments

       On January 1, 1993, the FDIC began to implement a risk-related premium schedule for all insured depository institutions that will result in the assessment of premiums based on capital and supervisory measures. The risk-related premium schedule was implemented during 1993; the FDIC began implementing a permanent system on January 1, 1994.

       Under the risk-related premium schedule, the FDIC, on a semiannual basis, will assign each institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assign such institution to one of three subgroups within a capital group corresponding to the FDIC's judgment of its strength based on supervisory evaluations, including examination reports, statistical analysis and other information relevant to assessing the risk characteristics of the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group. Institutions deemed to have the highest risk would pay up to $.31 for every $100 of deposits annually while those deemed to have the least risk would pay $.23 for every $100 of deposits annually. After the risk-based premium schedule is fully phased in, the weakest institutions will face semiannual premium increases until their premium classification is upgraded or they merge with a stronger institution or fail.

       Capital Adequacy

       The Federal Reserve Board adopted risk-based capital guidelines for bank holding companies, such as the Registrant. The guidelines were phased in over a two-year period ended December 31, 1992. Currently, the required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier 1 capital," consisting principally of common shareholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. During the two-year phase-in period, a limited portion of Tier 2 capital was permitted to be included as Tier 1 capital.

       In addition to the risk-based capital guidelines, the Federal Reserve Board established minimum leverage ratio (Tier 1 capital to total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum.

       Each of the Registrant's subsidiary banks is subject to similar capital requirements adopted by its primary federal regulator.

       In 1993, each of the federal banking agencies, including the Federal Reserve Board and the FDIC, adopted uniform changes to the risk-based capital guidelines with respect to intangibles. Under the new rules, the only types of identifiable intangible assets that may be included in (i.e., not deducted from) an institution's capital are readily marketable purchased mortgage servicing rights ("PMSRs") and purchased credit card relationships ("PCCRs"), provided that, in the aggregate, the total amount of PMSRs and PCCRs included in capital does not exceed 50% of Tier 1 capital. PCCRs are subject to a separate sublimit of 25% of Tier 1 capital. The amount of PMSRs and PCCRs that an institution may include in its capital is the lesser of
(i) 90% of such assets' fair market value (as determined under the guidelines) or (ii) 100% of such assets' book value on a discounted basis, guidelines) or (iii) 100% of such assets' book value on a discounted basis, each determined quarterly. Identifiable intangible assets other than PMSRs and PCCRs, including core deposit intangibles, acquired for purposes of the test applicable to bank holding companies on or before February 19, 1992 (the date the Federal Reserve Board issued its original proposal for public comment) generally will not be deducted from capital for supervisory purposes, although they will continue to be deducted for purposes of evaluating applications filed by bank holding companies.

       Other Provisions of the Improvement Act

       The Improvement Act required the federal banking agencies to promulgate regulations specifying the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." In October 1992, each of the Federal banking agencies issued uniform final regulations defining such capital levels. Under these regulations, a bank will be considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level. An "adequately capitalized" bank is defined under the regulations as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% of greater, (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with the highest composite regulatory examination rating) and (iv) does not meet the definition of a well capitalized bank. A bank will be considered
(A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with the highest regulatory examination rating of 1); (B) "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier 1 risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3%; and (C) "critically undercapitalized" if the bank has a ratio of tangible equity to total assets of equal to or less than 2%. Notwithstanding the foregoing, the applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a "well capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings).

       Undercapitalized institutions, including significantly and critically undercapitalized institutions, are required to submit capital restoration plans to the appropriate federal banking regulator and are subject to restrictions on operations, including prohibitions on branching, engaging in new activities, paying management fees, making capital distributions such as dividends, and growing without regulatory approval.

       In May 1992, the FDIC issued regulations implementing provisions of the Improvement Act regulating brokered deposits. "Brokered deposits" are defined as deposits solicited through deposit brokers or deposits which an insured depository institution attracts by offering significantly above-market interest rates (as defined). Under the new regulations, "well capitalized" banks may accept brokered deposits without restriction, "adequately capitalized" banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions imposed on payment of rates), while "undercapitalized" banks may not accept brokered deposits.

       The Improvement Act requires each federal banking agency to review, every two years, its capital standards to prevent or minimize loss to the Bank Insurance Fund (the "BIF") and the Savings Association Insurance Fund (the "SAIF"). Each agency must also revise its risk-based capital standards to ensure that those standards adequately take into account interest-rate risk, concentration of credit risk and risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. In September 1993, the Federal Reserve Board and the FDIC issued a joint notice of proposed rulemaking seeking public comment on a proposed framework for revisions to the risk-based capital rules to take account of these factors. The proposal offers two alternatives to measure interest rate risk and the corresponding increased capital required as a result thereof. The Registrant is unable to predict the final form in which these proposed regulations will ultimately be adopted or the effect such regulation would have on the operations and capital adequacy of the Registrant and its subsidiaries.

       Prior to December 31, 1992, each federal banking agency was required to review the accounting procedures it requires institutions it regulates to utilize in preparing reports or statements to be filed with such agency to ensure compliance with generally accepted accounting principles ("GAAP"). Additionally, certain accounting reforms require the federal banking agencies to implement regulations to require that "off balance sheet" assets and liabilities be taken into account in the preparation of a depository institution's financial statements. Furthermore, the federal banking agencies must develop a method for and require disclosure of the fair value of a depository institution's assets and liabilities in financial statements.

       Commencing in fiscal years after December 31, 1992, each depository institution must submit audited financial statements to its primary regulator and the FDIC, which reports will be publicly available. The audit committee of each institution must consist of outside directors and the audit committee at "large institutions" (as defined by FDIC regulation) must include members with banking or financial management expertise. The audit committee at "large institutions" must have access to independent outside counsel. In addition, an institution must notify the FDIC and the institution's primary regulator of any change in the institution's independent auditor, and annual management letters must be provided to the FDIC and the depository institution's primary regulator. The regulations define a "large institution" as one with over $500 million in assets. which would include the Company. Also, under the rule, an institution's independent auditor must examine the institution's internal controls over financial reporting and perform agreed-upon procedures to test compliance with laws and regulations concerning safety and soundness.

       In 1993, federal banking agencies prescribed certain standards for depository institutions and their holding companies, including ratio of classified assets to capital, minimum earnings, compensation standards for officers, directors and employees and, to the extent feasible, a minimum ratio of market value to book value for publicly traded securities of such institutions and holding companies.

       The Improvement Act authorizes the FDIC to issue obligations to and to borrow from BIF members in order to recapitalize the BIF. BIF members may only purchase obligations of or make loans to the FDIC to the extent of the bank's capital or retained earnings. In accounting for any investment in an obligation purchased from, or loan made to, the FDIC, the amount of such investment or loan will be treated by such bank as an asset.

       The Improvement Act gives the FDIC authority to impose special assessments upon depository institutions to the extent necessary to repay the obligations of the FDIC. Any such assessment must be allocated between BIF members and SAIF members in amounts which reflect the degree to which proceeds borrowed are used for the benefit of the respective insurance funds.

       Provisions of the Improvement Act relax certain requirements for mergers and acquisitions among financial institutions, including authorization of mergers of insured institutions that are not members of the same insurance fund, and provide specific authorization for a federally chartered savings association or national bank to be acquired by any insured depository institution.

       Under the Improvement Act, all depository institutions must provide 90 days notice to their primary federal regulator of branch closings, and penalties are imposed for false reports by financial institutions. Commencing in 1993, depository institutions with assets in excess of $100 million must be examined on-site annually by their primary federal or state regulator or the FDIC.

       The Improvement Act also sets forth Truth in Savings disclosure and advertising requirements applicable to all depository institutions.

       Proposed Legislation

       The United States Senate and House Banking Committees have each passed, by strong margins, similar bills that would permit interstate ownership of banks by bank holding companies, and interstate branching by a single bank. If one of these bills is enacted, the effect would be to eliminate present federal and state law limitations on full interstate banking powers, over a phase-in period of eighteen months. States would be able to "opt-out" of the interstate banking provisions by enacting legislation to that effect. While many similar bills have been introduced in the past, the two pending bills appear to have greater support than previous bills. If one of the bills is enacted, the Registrant believes that industry costs will decrease as redundant operating structures are eliminated, but there will also be an increase in competition for banking customers, as well as an increase in consolidation of the banking industry. The Registrant is unable to predict whether any such legislation will be enacted, and what specific effect it might have on the Registrant.

       Legislation has been introduced in Congress, from time to time, that would repeal portions of the Glass Steagall Act, which forbids commercial banks from underwriting corporate securities and certain municipal securities. There is no active consideration by Congress of such proposed legislation at this time. In lieu of new legislation regarding the Glass Steagall Act, bank holding companies have received limited authority to underwrite and deal in certain securities through orders issued by the Federal Reserve Board. The Registrant is continuously evaluating whether it can and should avail itself of these limited approvals regarding securities powers. In this regard, the Registrant's various subsidiaries and divisions that engage in customer securities activities were restructured organizationally in the fourth quarter of 1988 to centralize control of all such activities (except for those under the direction of MAM and its subsidiaries) in anticipation of the possible expansion of securities trading and underwriting powers.

       Competition

       Meridian Bank, Delaware Trust, and Meridian Bank, New Jersey compete with numerous other banking and financial institutions in their respective markets. Commercial banks, savings and loan associations and credit unions actively compete for savings and time deposits and for many types of loans. Such institutions, as well as an undetermined number of consumer finance companies, investment counseling firms, insurance companies, stock brokerage firms, money market funds, equipment leasing companies and corporate trustees, in addition to retailers of goods and services who offer consumer credit, may be considered major competitors of Meridian Bank, Delaware Trust and Meridian Bank,
New Jersey with respect to one or more of the services they offer.

       Pennsylvania law permits a Pennsylvania bank holding company (such as the Registrant) to expand by acquiring banks located in any state of the United States or the District of Columbia the laws of which allow such expansion. Also, bank holding companies located in another state are permitted by Pennsylvania law to acquire banks and bank holding companies in Pennsylvania, but only if the other state has enacted reciprocal legislation. "Reciprocal" legislation generally means legislation that permits Pennsylvania bank holding companies to acquire banks in such states and permits bank holding companies in those states to acquire Pennsylvania banks. In addition, pending legislation in the U.S. Congress to amend federal law to permit interstate bank ownership and branching appears to have such support. As a result, the Registrant expects the operating environment for Pennsylvania-based financial institutions to become increasingly competitive. Additionally, the manner in which banking institutions conduct their operations may change materially as the activities in which bank holding companies and their banking and nonbanking subsidiaries are permitted to engage increase, and funding and investment alternatives continue to broaden, although the long-range effects of these changes cannot be predicted, with reasonable certainty, at this time. These changes most probably will further narrow the differences and intensify competition between and among commercial banks, thrift institutions and other financial service companies.

       The marketplace continues to see intense competition from financial institutions and nonbanks for deposits, credit and associated services. Further deregulation is expected to open up opportunities for new product offerings that will replace and complement existing product lines. The ability of the Registrant and its subsidiaries to remain competitive with such other financial institutions offering similar services will depend upon how successfully the Registrant can respond to the rapidly evolving competitive, regulatory, technological, and demographic developments which affect its operations.

Employees

       As of December 31, 1993, the Registrant and its subsidiaries employed 6,917 persons on a full-time equivalent basis. The
Registrant and its subsidiaries provide a full range of employment benefits and consider their relationships with their employees to be excellent.

ITEM 2.       PROPERTIES

       As of December 31, 1993, the Registrant, or a subsidiary of the Registrant, owned 201 properties in fee and leased 190. The properties owned in fee were at such date subject to liens, encumbrances or collateral assignments amounting in the aggregate to approximately $2.9 million.

       The principal office of the Registrant and of Meridian Bank is owned in fee and is located at 35 North Sixth Street, Reading, Pennsylvania 19601. The principal office of Delaware Trust is leased and located at 900 Market Street Mall, Wilmington,
Delaware 19899.  The principal office of Meridian Bank, New
Jersey is leased and is located at 176 Route 70, Medford, New
Jersey 08055.

ITEM 3.       LEGAL PROCEEDINGS

       The Registrant and certain of its subsidiaries are party (plaintiff or defendant) to a number of lawsuits. While any litigation has an element of uncertainty, management, after reviewing these actions with its legal counsel, is of the opinion that the liability, if any, resulting from all legal actions will not have a material effect on the consolidated financial condition or results of operations of the Registrant.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 4A.      EXECUTIVE OFFICERS OF THE REGISTRANT

       Certain information, including principal occupation during the past five years, relating to each executive officer of the Registrant is set forth below:

                                                       Principal Occupation
       Name                           Age              For Last Five Years

Samuel A. McCullough                     55     Chairman and Chief Executive
                                                Officer, Registrant since
                                                February 1988; prior thereto,
                                                President and Chief Executive
                                                Officer, Registrant from June
                                                1983; also, a Director of the
                                                Registrant and Chairman,
                                                Meridian Bank.

Ezekiel S. Ketchum                       58     President, Registrant since
                                                February 1988 and Chief
                                                Operating Officer since
                                                December 1992; prior thereto,
                                                Vice Chairman, Registrant from
                                                September 1984; also, a
                                                Director of the Registrant and
                                                President and Chief Executive
                                                Officer, Meridian Bank.

David E. Sparks                          49     Vice Chairman and Chief
                                                Financial Officer, Registrant
                                                and Meridian Bank since
                                                February 1991; also a Director
                                                of the Registrant and Meridian
                                                Bank since 1993; prior
                                                thereto, Vice Chairman,
                                                Treasurer and Chief Financial
                                                Officer, Registrant and
                                                Meridian Bank from February
                                                1990; prior thereto, Executive
                                                Vice President, Midlantic
                                                Corporation from 1985.

Russell J. Kunkel                        51     Vice Chairman, Registrant
                                                since February 1985; President
                                                and Chief Executive Officer,
                                                Meridian Mortgage Corporation
                                                since December 1992; also,
                                                Vice Chairman, Meridian Bank.

John F. Porter, III                      59     Chairman, President and Chief
                                                Executive Officer, Delaware
                                                Trust Company since July 1988;
                                                prior thereto, President,
                                                Delaware Trust Company.

Paul W. McGloin                          46     Executive Vice President,
                                                Registrant and Meridian Bank
                                                from July 1985.

Robert J. Unruh                          47     Chairman, Meridian Securities,
                                                Inc. since April 1990; also,
                                                Executive Vice President,
                                                Registrant and Meridian Bank
                                                from February 1985.

Jan S. Berninger                         37     President, Lehigh Valley
                                                Division, Meridian Bank since
                                                December 1992; prior thereto,
                                                Executive Vice President,
                                                Corporate and Commercial
                                                Banking, Delaware Valley
                                                Division, Meridian Bank, June
                                                1992 to December 1992; prior
                                                thereto, Senior Vice
                                                President, Meridian Bank from
                                                1986.

David R. Bright                          55     President, Delaware Valley
                                                Division, Meridian Bank since
                                                February 1988; prior thereto,
                                                Executive Vice President,
                                                Berks/Schuylkill Division,
                                                Meridian Bank since 1987.

Thomas P. Dautrich                       45     President, Susquehanna Valley
                                                Division, Meridian Bank since
                                                February, 1990; prior thereto,
                                                Executive Vice President,
                                                Registrant from December 1989;
                                                prior thereto, Senior Vice
                                                President, Registrant and
                                                Meridian Bank from 1986.

Glenn E. Moyer                           43     President, Berks/Schuylkill
                                                Division, Meridian Bank since
                                                February 1988; prior thereto,
                                                Senior Vice President,
                                                Delaware Valley Division,
                                                Meridian Bank (or its
                                                predecessor).

Alice D. Flaherty                        46     Executive Vice President,
                                                Registrant and Meridian Bank
                                                since December 1991; prior
                                                thereto, Senior Vice
                                                President, Registrant and
                                                Meridian Bank from 1985.

Wayne R. Huey, Jr.                       49     Executive Vice President,
                                                Registrant and Meridian Bank
                                                since January 1988; prior
                                                thereto, President Lehigh
                                                Valley Division, Meridian Bank
                                                from April 1986.

Richard E. Meyers                        48     Executive Vice President,
                                                Registrant since 1983; also,
                                                Executive Vice President,
                                                Meridian Bank.


George W. Millward                       44     Executive Vice President,
                                                Registrant since May 1992;
                                                prior thereto, managing
                                                associate, Coopers & Lybrand
                                                January 1987 to April 1992.

Chester Q. Mosteller                     41     Executive Vice President,
                                                Registrant and Meridian Bank
                                                since December 1989; prior
                                                thereto, Senior Vice
                                                President, Registrant and
                                                Meridian Bank.

P. Sue Perrotty                          40     Executive Vice President,
                                                Registrant and Meridian Bank
                                                since July 1989; prior
                                                thereto, Senior Vice
                                                President, Registrant and
                                                Meridian Bank.

Thomas G. Strohm                         44     Executive Vice President,
                                                Registrant since April 1991;
                                                prior thereto Senior Vice
                                                President, Registrant from
                                                1986.

                                         PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              SHAREHOLDER MATTERS

       Shares of the Registrant's Common Stock are traded nationally in the over-the-counter market under the symbol MRDN and are quoted on the NASDAQ National Market System. As of February 15, 1994, the Registrant had 27,349 shareholders of record holding the Registrant's Common Stock.

       The following sets forth the quarterly ranges of high and low bid prices, and the closing sale price, for shares of the Registrant's Common Stock for the periods indicated. Such prices represent quotations between dealers and do not include mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions. The table also reflects cash dividends declared during the periods indicated.


    Quarter                               Dividends    High      Low     Close
    ---------                             ---------    ----      ---     -----
    1992
    ----
    First..............................     (1)       26-5/8   22-1/8   26-1/4
    Second.............................     .30       28       23       27-1/2
    Third..............................     .30       29-3/8   24-5/8   26-1/8
    Fourth.............................     .30       32       26-1/8   31-7/8


    1993
    ----
    First..............................     .30       35-3/4   29-3/4   33
    Second.............................     .32       34       26-3/4   32-1/2
    Third..............................     .32       34-5/8   30-1/4   32-7/8
    Fourth.............................     .32       33-1/8   27-3/4   28-1/2

- ------------------
(1) Reflects a new dividend payment schedule adopted in the first quarter of 1992.

ITEM 6.       SELECTED FINANCIAL DATA

       The following sets forth certain selected historical consolidated financial data of Meridian for the periods indicated.

 SELECTED HISTORICAL FINANCIAL DATA


    (Dollars In Thousands, Except Per Share Data)
                                                                   1993            1992            1991           1990
                                                                -----------      ----------      ----------    -------------
                                                                 (Dollars In Thousands, Except Per Share Data)
    RESULTS OF OPERATIONS FOR THE YEAR
    Interest Income...........................................     $961,690     $1,016,181      $1,123,711     $1,246,867
    Interest Expense..........................................      344,398        442,998         623,675        775,495
                                                                -----------     ----------      ----------    -----------
    Net Interest Income.......................................      617,292        573,183         500,036        471,372
    Provision for Possible Loan Losses........................       56,101         68,827         106,750        140,746
                                                                -----------     ----------      ----------     ----------
    Net Interest Income After Provision for
      Possible Loan Losses....................................      561,191        504,356         393,286        330,626
    Other Income..............................................      285,270        242,878         261,200        188,227
    Other Expenses............................................      636,853        561,850         486,427        432,380
                                                                -----------     ----------      ----------    ------------
    Income from Continuing Operations Before Income Taxes
      and Cumulative Effect of Change in Accounting Principle.      209,608        185,384         168,059         86,473
    Provision for Income Taxes................................       59,068         48,679          43,873         23,806
                                                                -----------     ----------      ----------     ----------
    Income from Continuing Operations Before Cumulative
       Effect of Change in Accounting Principle...............      150,540        136,705         124,186         62,667
    Loss From Discontinued Operations, Net of Taxes...........           --             --          (6,500)       (25,983)
                                                                -----------     ----------      ----------     ----------
    Income Before Cumulative Effect of Change in
       Accounting Principle...................................      150,540        136,705         117,686         36,684
    Cumulative Effect on Prior Years of Change in Method of
        Accounting for Income Taxes...........................        7,221             --              --             --
                                                                -----------     ----------      ----------     ----------
    Net Income................................................      157,761        136,705         117,686         36,684
    Less Preferred Dividends..................................           --             --              --             --
                                                                -----------     ----------      ----------    -----------
    Net Income Applicable to Common Stock.....................     $157,761       $136,705        $117,686        $36,684
                                                                ===========     ==========      ==========     ==========
    Net Interest Margin (Taxable Equivalent Basis)............         4.96%          4.77%           4.47%          4.16%
    Return on Average Assets (1)..............................         1.11%          1.00%           0.96%          0.47%
    Return on Average Common Shareholders' Equity (1).........        14.17%         13.63%          14.31%          7.46%
    Fully Diluted Earnings Per Share
      Income from Continuing Operations Before Cumulative
        Effect of Change in Accounting Principle..............        $2.61          $2.44           $2.35          $1.22
      Loss from Discontinued Operations, Net of Taxes.........           --             --           (0.12)         (0.51)
      Income Before Cumulative Effect of Change in
          Accounting Principle................................         2.61           2.44            2.23           0.71
      Cumulative Effect on Prior Years of Change in Method of
         Accounting for Income Taxes..........................         0.13             --              --             --
      Net Income..............................................         2.74           2.44            2.23           0.71
    Dividends Declared Per Common Share.......................         1.26           0.90  (2)       1.20           1.20
    Dividends Paid Per Common Share...........................         1.26           1.20            1.20           1.20
    Ratio of Dividends Declared to Net Income.................           43%            35%             48%           149%


                                                                   1989            1988
                                                               --------------  ------------
    RESULTS OF OPERATIONS FOR THE YEAR

    Interest Income...........................................   $1,120,165       $892,934
    Interest Expense..........................................      703,116        519,711
                                                                -----------    --------------
    Net Interest Income.......................................      417,049        373,223
    Provision for Possible Loan Losses........................       30,517         35,519
                                                                -----------    --------------
    Net Interest Income After Provision for
      Possible Loan Losses....................................      386,532        337,704
    Other Income..............................................      147,632        129,232
    Other Expenses............................................      383,528        344,064
                                                                -----------    ------------
    Income from Continuing Operations Before Income Taxes
      and Cumulative Effect of Change in Accounting Principle.      150,636        122,872
    Provision for Income Taxes................................       33,671         21,530
                                                                -----------    -----------
    Income from Continuing Operations Before Cumulative
       Effect of Change in Accounting Principle...............      116,965        101,342
    Loss From Discontinued Operations, Net of Taxes...........      (11,114)        (3,621)
                                                                -----------    -----------
    Income Before Cumulative Effect of Change in
       Accounting Principle...................................      105,851         97,721
    Cumulative Effect on Prior Years of Change in Method of
        Accounting for Income Taxes...........................           --             --
                                                                -----------    -----------
    Net Income................................................      105,851         97,721
    Less Preferred Dividends..................................        1,885          4,064
                                                                -----------    ------------
    Net Income Applicable to Common Stock.....................     $103,966        $93,657
                                                                ===========    ==============
    Net Interest Margin (Taxable Equivalent Basis)............         4.26%          4.44%
    Return on Average Assets (1)..............................         1.00%          1.01%
    Return on Average Common Shareholders' Equity (1).........        14.61%         13.51%
    Fully Diluted Earnings Per Share
      Income from Continuing Operations Before Cumulative
        Effect of Change in Accounting Principle..............        $2.30          $1.99
      Loss from Discontinued Operations, Net of Taxes.........        (0.22)         (0.07)
      Income Before Cumulative Effect of Change in
          Accounting Principle................................         2.08           1.92
      Cumulative Effect on Prior Years of Change in Method of
         Accounting for Income Taxes..........................           --             --
      Net Income..............................................         2.08           1.92
    Dividends Declared Per Common Share.......................         1.13           1.10
    Dividends Paid Per Common Share...........................         1.10           1.08
    Ratio of Dividends Declared to Net Income.................           48%            49%




                                                                   1993            1992            1991           1990
                                                                ----------      ----------      ----------    -------------
    FINANCIAL CONDITION

    At Year-End

    Securities................................................   $3,060,147     $3,405,727      $2,853,581     $2,153,977
    Loans.....................................................    8,988,044      8,551,597       8,498,050      9,440,894
    Assets....................................................   14,084,787     14,290,325      13,205,391     13,444,753
    Deposits..................................................   11,346,151     11,774,702      10,948,133     10,573,972
    Total Shareholders' Equity................................    1,185,633      1,059,319         947,733        817,413
    Book Value Per Common Share...............................        20.39          18.75           17.21          15.88
    Common Shares Outstanding.................................   58,154,486     56,491,396      55,064,521     51,475,965
    Total Shareholders' Equity to Assets......................         8.42%          7.41%           7.18%          6.08%
    Risk-Based Capital Ratio..................................        13.67%         11.61%          10.37%          8.23%
    Allowance for Possible Loan Losses........................      173,388        165,512         179,167        157,505
    Allowance for Possible Loan Losses to Loans...............         1.93%          1.94%           2.11%          1.67%
    Allowance for Possible Loan Losses to
      Non-Performing Loans....................................          136%           115%            106%           103%
    Non-Performing Assets as Percentage of
      Loans and Assets Acquired
      in Foreclosures.........................................         1.98%          2.48%           2.87%          1.96%
    Non-Performing Assets and Loans Past Due 90 or
      more Days as to Interest or Principal as a
      Percentage of Loans and Assets Acquired
      in Foreclosures.........................................         2.25%          2.96%           3.51%          2.56%






                                                                   1989            1988
                                                               --------------  ------------
    FINANCIAL CONDITION

    At Year-End

    Securities................................................   $2,233,674     $2,138,551
    Loans.....................................................    8,976,844      7,110,819
    Assets....................................................   13,411,530     10,934,117
    Deposits..................................................   10,854,666      8,324,755
    Total Shareholders' Equity................................      829,682        774,350
    Book Value Per Common Share...............................        16.33          16.27
    Common Shares Outstanding.................................   50,808,962     47,599,863
    Total Shareholders' Equity to Assets......................         6.19%          7.08%
    Risk-Based Capital Ratio..................................         8.72%            --
    Allowance for Possible Loan Losses........................       97,730         92,494
    Allowance for Possible Loan Losses to Loans...............         1.09%          1.30%
    Allowance for Possible Loan Losses to
      Non-Performing Loans....................................          110%           167%
    Non-Performing Assets as Percentage of
      Loans and Assets Acquired
      in Foreclosures.........................................         1.04%          0.84%
    Non-Performing Assets and Loans Past Due 90 or
      more Days as to Interest or Principal as a
      Percentage of Loans and Assets Acquired
      in Foreclosures.........................................         1.58%          1.08%

    (1)  Calculation is based upon continuing operations.

    (2) Reflects new dividend payment schedule adopted in the first quarter of 1992.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

       Meridian Bancorp, Inc. (Meridian) reported record net income of $157.8 million in 1993 compared to $136.7 million in 1992, an increase of 15%. Earnings per fully diluted share were $2.74 in 1993 compared to $2.44 in 1992.

       The returns on average assets and on average common shareholders' equity were 1.11% and 14.17%, respectively, in 1993 compared to 1.00% and 13.63%, respectively, in 1992.

       The merger with Commonwealth Bancshares Corporation of Williamsport, Pa. (Commonwealth) was completed during the third quarter of 1993. Financial information for all prior periods presented has been restated to include the results of operations and financial position of Commonwealth.

The change in net income between 1993 and 1992 was primarily due to the following items:

       -      An increase in net interest income of $44.1 million
              ($23.5 million after-tax).

       - A decrease in the provision for possible loan losses of $12.7 million ($9.0 million after-tax).

       - An after-tax loss of $33.7 million in the mortgage banking subsidiary.

       - Expenses of $11.9 million related to Meridian's merger with Commonwealth less securities gains of $8.3 million at Commonwealth, resulting in a reduction in pre-tax income of $3.6 million ($3.1 million after-tax).

       - An increase in other securities gains of $14.2 million ($9.2 million after-tax), and

       - Tax benefits of $7.2 million representing the cumulative effect on prior years of a change in the method of accounting for income taxes.

       Net interest income was $617.3 million in 1993 compared to $573.2 million in 1992, an increase of 8%. Widening spreads during the past twelve months between the yield on interest-earning assets and the cost of interest-bearing liabilities and a higher level of interest-earning assets resulted in a net interest margin on a taxable-equivalent basis of 4.96% in 1993 compared to 4.77% in 1992, an increase of 19 basis points.

       Meridian's provision for possible loan losses was $56.1 million in 1993, down from $68.8 million in 1992. The decline over the past year was due to continuing improvement in loan quality.

       Non-performing loans decreased for the eighth consecutive quarter to $127.6 million at December 31, 1993, or 1.42% of loans, from $143.6 million or 1.68% at the end of last year. The ratio of the allowance for possible loan losses to non-performing loans was 136% at December 31, 1993 compared to 115% a year ago.

       Net loans charged-off in 1993 were $51.3 million, or .59% of average loans, down from $84.6 million, or 1.00% of average loans, in 1992. The allowance for possible loan losses was 1.93% of total loans at December 31, 1993 compared to 1.94% a year ago.

       Total non-performing assets also declined for the eighth consecutive quarter to $178.8 million at December 31, 1993, or 1.98% of loans and assets acquired in foreclosures, compared to $214.2 million or 2.48% at year-end 1992.

       The loss in the mortgage banking subsidiary of $33.7 million ($.58 per fully diluted share) compared to a loss of $9.0 million in 1992 resulted primarily from several factors. A restructuring charge of $17.5 million in the third quarter of 1993 resulted from Meridian's decision to refocus its mortgage activities on the origination of residential mortgage loans and to substantially reduce the scope of its mortgage servicing business. Amortization of purchased mortgage servicing rights and other servicing-related assets increased by $11.6 million during 1993. The provision for possible credit losses on mortgage servicing portfolios purchased with recourse increased by $5.0 million compared to last year. Each of these changes is more fully explained in the "Mortgage Banking" portion of the "Primary Business Activities" section.

       Net income for the year also was impacted by expenses related to Meridian's merger with Commonwealth of $11.9 million less securities gains of $8.3 million at Commonwealth, resulting in a reduction in pre-tax income of $3.6 million ($3.1 million after-tax or $.05 per fully diluted share). Expenses include transaction costs, equipment and related asset write-offs, various contract terminations and severance. Commonwealth's balance sheet was restructured in accordance with Meridian's asset and liability strategy and a reserve was established for anticipated prepayment penalties on certain long-term borrowings. Securities gains resulted from the sale of mortgage-backed investments susceptible to prepayment risk in the current low interest rate environment.

       Other income was $285.3 million in 1993 compared to $242.9 million in 1992. Revenues in Meridian's broker-dealer and investment banking unit increased by $15.2 million or 28% between the two years. Service charges on deposits and fees for other customer services increased by $7.5 million, or 8%, over last year. Net securities gains, which include gains of $8.3 million related to Commonwealth, increased by $22.5 million between the two years, as more fully explained later.

       Other expenses were $636.9 million in 1993 compared to $561.9 million in 1992, an increase of 13%. Factors contributing to the increase include the mortgage banking restructuring charge and the increase in the provision for possible mortgage servicing-related credit losses which aggregated $22.5 million, one-time expenses of $11.9 million related to the Commonwealth merger, the continuing expansion of Meridian's broker-dealer and investment banking area, and increases in operating expenses in the banking unit partially as a result of several acquisitions during the year.

       Total assets at December 31, 1993 were $14.1 billion compared to $14.3 billion at the end of 1992. Total loans were $9.0 billion compared to $8.6 billion a year ago, a 5% increase. The consumer portfolio increased by 13% between the two years and the commercial portfolio grew by 4%. This growth was partially offset by a decline in residential mortgage loans. Total deposits were $11.3 billion at December 31, 1993 compared to $11.8 billion a year ago, a 4% decrease. Meridian continues to fund a significant portion of its assets with deposits acquired in its local marketplace.

       Shareholders' equity increased to $1.2 billion or 8.42% of total assets at December 31, 1993 compared to $1.1 billion or 7.41% a year ago. The ratio of tangible shareholders' equity to assets, which excludes $96.8 million of intangible assets, was 7.78% at December 31, 1993 compared to 6.44% at December 31, 1992. Meridian's risk-based capital ratio was 13.67% of total risk weighted assets at December 31, 1993, well above regulatory requirements. The ratio was 11.61% at December 31, 1992. Book value per common share was $20.39 at December 31, 1993 compared to $18.75 at December 31, 1992, an increase of 9%.

PRIMARY BUSINESS ACTIVITIES

       Table 1 presents a summary of the operating results of Meridian's primary business activities. Capital is allocated primarily using regulatory risk-based capital guidelines. Staff support and product processing costs are allocated to the business units based on actual usage, with general costs supporting the entire corporation being retained by the parent company. Non-bank business units are allocated balance credits for deposit balances provided to the banking units.

       Banking. The banking unit provides a full range of retail and corporate banking services to customers in central and eastern Pennsylvania, as well as Delaware and southern New
Jersey.

       Net income of the banking unit was $192.4 million in 1993 compared to $143.7 million in 1992, an increase of 34%. An increase in net interest income, higher levels of securities gains and a decrease in the provision for possible loan losses more than offset an increase of 5% in operating expenses.

       Net interest income on a taxable-equivalent basis increased 7% from $570.1 million in 1992 to $611.7 million in 1993.
Widening spreads between the yields on interest-earning assets and the cost of interest-bearing liabilities and an increase in interest-earning assets produced a net interest margin on a taxable-equivalent basis of 4.77% in 1993 compared to 4.57% in 1992.

       Loans outstanding at December 31, 1993 were $9.4 billion compared to $9.2 billion at the end of 1992. Increases in the commercial and consumer loan portfolios more than offset a decrease in residential mortgage loans. Total deposits at December 31, 1993 were $11.3 billion compared to $11.7 billion a year ago, a 3% decrease. Changes in these categories are more fully explained in the "Loans" and "Deposits" sections.

       During 1993, Meridian completed the following four bank acquisitions:

                                                Deposits            Financial
                                  Branches      Acquired            Accounting
                                  Acquired      (in Millions)       Treatment

Cherry Hill
National Bank
(Southern New Jersey)                                               Pooling of
(April)                              4              $99.0           Interests
Commonwealth Bancshares
  Corporation
(Williamsport,                                                      Pooling of
  Pennsylvania)(August)             61            1,593.0           Interests
Provident Savings Bank
  of Jersey City
(Branches in Southern
  New Jersey)(November)              4               76.0           Purchase
First Bath Corporation
(Bath, Pennsylvania)                                                Pooling of
  (December)                         5              110.0           Interests
      Total                         74           $1,878.0


       Mortgage Banking. Meridian Mortgage Corporation originates financing for residential and multifamily properties, provides servicing for residential, commercial and multifamily mortgages, and purchases and sells servicing. New loan originations from both wholesale and retail operations aggregated $2.7 billion in 1993 compared to $2.9 billion in 1992.

       The mortgage banking unit incurred a loss of $33.7 million in 1993 compared to a loss of $9.0 million in 1992. The increase in the loss from last year resulted primarily from:

       - A restructuring charge of $17.5 million, reflecting write-downs of $9.6 million to estimated fair value of mortgage servicing intangibles and other related assets and the establishment of reserves of $7.9 million associated with substantially reducing the scope of Meridian's mortgage servicing-related activities. Such reserves were established primarily for anticipated cash outflows related to various contract terminations, severance, and legal and other sale-related costs. As previously mentioned, Meridian decided in the third quarter of 1993 to refocus its mortgage activities on the origination of residential mortgage loans. Assets related to the sale of mortgage servicing aggregated $36.0 million at the end of 1993, almost unchanged from when the decision to sell such servicing was announced. It is currently expected that the sale will be completed in the first half of 1994.

       - An increase in amortization of $11.6 million for purchased mortgage servicing rights and other servicing-related assets.

       - An increase of $5.0 million in the provision for possible credit losses on mortgage servicing portfolios purchased with recourse.

       The impact of these changes was partially lessened by higher gains on sales of loans and mortgage servicing, which were $19.3 million in 1993, an increase of $3.7 million from a year ago. Balance credits received by the mortgage banking unit were $6.0 million in 1993 compared to $7.4 million in 1992.

       The increase in amortization for purchased mortgage servicing rights and other servicing-related assets resulted primarily from a significant increase in prepayments of mortgage loans that were being serviced, which reduced the value of these assets. The increase in prepayments resulted from the low level of long-term interest rates which has existed over the past year.

       The increase in the provision for possible credit losses on mortgage servicing portfolios purchased with recourse resulted primarily from the continuing delinquencies in such portfolios and the financial difficulties, including bankruptcies, of the banks and thrifts in New England from which this servicing was purchased. Recourse servicing losses result principally from the inability of sellers to fulfill their obligations with respect to this servicing, repurchases of loans, indemnification and loss sharing payments, servicing advances, and costs of collection which are not reimbursed by third parties.

       Meridian is not currently experiencing any material credit losses on the remainder of the purchased recourse portfolios or from originated recourse servicing. At December 31, 1993, aggregate reserves with respect to recourse servicing (both purchased and originated) were $13.3 million compared to $7.0 million a year ago.

       The mortgage portfolio serviced by Meridian Mortgage Corporation was $7.0 billion at December 31, 1993 compared to $9.7 billion at the end of 1992. The decline was caused primarily by mortgage loan refinancing activity and sales of mortgage servicing during 1993.

       Asset Management. Meridian Asset Management combines traditional bank trust services with investment and money management products and services for individuals, corporations and institutions.

       Net income from the asset management subsidiary was $2.4 million in 1993 compared to $3.8 million in 1992. Revenues increased by 7% between the two years. Contributing to the higher level of revenues were increases in personal trust fees and employee benefit and investment advisory fees. The increase in revenues was more than offset by an increase in operating expenses, such as personnel expense and professional fees, including payments to outside consultants for enhancements to operating systems. Balance credits received by the asset management unit were $1.3 million in 1993 compared to $1.5 million in 1992.

       The market value of customers' assets administered by Meridian increased by 21% during the year from $22.7 billion at year-end 1992 to $27.5 billion at December 31, 1993. Included in these totals are assets for which Meridian has investment management responsibility of $6.1 billion at the end of 1993, an increase of 11% from last year. Asset growth in corporate trust, institutional accounts, and corporate services within the Delaware marketplace accounted for most of the increase in total assets in 1993.

       Securities. Meridian Securities underwrites, brokers and distributes securities and loan servicing to institutional and individual investors. In addition, the company buys, sells and securitizes loans. The company also provides investment banking services by acting as financial advisors in facilitating municipal and corporate transactions in the capital market.

       The securities unit experienced continued growth in 1993 with net income totaling $18.7 million compared to $15.6 million in 1992, an increase of 20%. Revenues increased by 27% in 1993, reflecting the continued expansion of the customer base and an increase in trading volume. The low interest rate environment prompted an increase in activity in mortgage related products, resulting in higher trading gains and commission income on the sale of securities and mortgage loans. Net interest income also increased between the two years, primarily because of higher levels of loans and investments related to the expanded activity of the securities unit.

       Operating expenses increased by 36% in 1993, mostly as a result of growth and expansion throughout the unit and increases in volume sensitive expenses such as commissions and other incentive-related compensation, and brokerage and clearance fees.

       Parent Company and Other Units. Staff support expense and other corporate expenses not allocated by the parent company to the business units, net of taxes, were $22.1 million in 1993 compared to $17.4 million in 1992. Merger expenses related to Commonwealth and other acquisitions in 1993 of $11.5 million (after-tax $8.3 million) were the primary reason for the increase between the two years.

NET INTEREST INCOME AND RELATED ASSETS AND LIABILITIES

       Net interest income is the single largest component of Meridian's operating income. Net interest income increased 8% to $617.3 million in 1993 from $573.2 million in 1992. For the same period, taxable- equivalent net interest income also increased 8% to $639.3 million from $594.0 million in 1992.

       The level of net interest income results from the interaction among the volume and mix of interest-earning assets, the funding sources supporting these assets, and the interest rates earned on assets relative to those paid on the funding sources. The growth in net interest income in 1993 is attributable to a 3% increase in average interest-earning assets and to a 19 basis point improvement in the net interest margin from 4.77% in 1992 to 4.96% in 1993.

       Average interest-earning assets increased to $12.9 billion in 1993 from $12.5 billion in 1992. The mix of earning assets remained almost unchanged. Loans accounted for 67% and 68% of average interest-earning assets in 1993 and 1992, respectively, while short and long-term investments accounted for 28% in each period.

       Loans accounted for approximately one-half of earning asset growth, increasing 3% to $8.7 billion from $8.4 billion in 1992. Average commercial loans increased by 1% in 1993. The lack of commercial loan growth is reflective of the continued weak loan demand within Meridian's marketplace throughout 1993. Average residential mortgage loans declined 14%, the result of accelerated prepayments of mortgages in the low interest rate environment that prevailed in 1993. Consumer loan growth was strong, with average outstandings increasing 16%. Most of this growth occurred in the home equity and indirect automobile loan categories, due to the low interest rate environment and enhanced marketing efforts.

       Meridian's securities portfolios accounted for the remainder of overall earning asset growth. Average securities and short-term investments increased 4% to $3.6 billion in 1993 from $3.4 billion in 1992. This growth resulted primarily from the investment of proceeds received from banking acquisitions and from Meridian Bank's issuance, in March 1993, of $150 million of 6 5/8% subordinated notes due in 2003.

      Deposit balances remained almost unchanged in 1993 compared to 1992, averaging $11.3 billion in both years. Meridian continued to experience a substantial shift in the mix of its deposit base, as customers elected to transfer proceeds from maturing time deposits into more liquid savings and interest-bearing transaction accounts. The combined average balances of savings, money market deposit and interest-bearing transaction accounts increased by $534 million in 1993, while short and long-term time deposits decreased by $548 million. Continued increases in demand deposit balances were offset by comparable declines in large dollar certificates of deposit. These deposit mix shifts can be attributed to the low interest rate environment.

       Average short-term borrowings increased to $1.0 billion in 1993 from $853 million in 1992. Much of this increase was temporary and short-term borrowings declined to approximately
$800 million by year-end 1993.   Average balances of long-term
debt increased from $241 million in 1992 to $439 million in 1993. Increases in this category primarily reflect proceeds from Meridian Bank's issuance of subordinated debt during 1993.

       The net interest margin is affected by both the net interest spread and the level of non-interest bearing sources of funds.
  The net interest spread increased by 27 basis points between the two years. This increase can be attributed to the substantial shift in Meridian's funding mix from higher costing time deposits into lower costing savings and interest-bearing transaction accounts, the wide spread earned on national commercial rate-based loans relative to their short-term funding costs, and the favorable yield curve that prevailed throughout the year. Average yields on loans declined by 62 basis points between 1992 and 1993, while rates paid on interest-bearing liabilities declined by 96 basis points.

       The amount of interest income not recognized on non-performing loans was reduced from $13.1 million in 1992 to $9.5 million in 1993. The negative impact on the net interest spread of carrying non-performing loans was 7 basis points in 1993 and 11 basis points in 1992.

       Interest free funding sources increased 14% to $1.8 billion in 1993. However, the beneficial effect of growth in interest-free funding on overall funding costs was not sufficient to offset the reduced value of these funds in the low interest rate environment. The overall effect of these changes in non-interest bearing funds reduced the net interest margin by 8 basis points in 1993 compared to 1992.

       Meridian's profitability has benefitted from the favorable interest rate environment that existed during the past several years. The spread between the national commercial rate, which affects variable-rate loan products, and the federal funds rate, which affects the cost of deposits and borrowings, continues to be wider than in prior periods. Management cannot predict whether market conditions will continue to provide similar opportunities, and currently anticipates future contraction in the net interest margin. However, management believes that the negative impact of declining spreads should be mitigated by anticipated improvement in economic activity and the resultant anticipated increase in loan demand.

       Interest Rate Risk Management. The absolute level and volatility of interest rates can have a significant impact on Meridian's profitability. The objective of interest rate risk management is to identify and manage the sensitivity of net interest income to changing interest rates and other financial market factors, in order to achieve overall financial goals. Based on economic conditions, on and off-balance sheet positions, asset quality and various other considerations, management establishes tolerance ranges for interest rate sensitivity and manages within these ranges.

       Meridian generates a mix of loans and deposits that tends to create an asset sensitive interest rate risk profile primarily because Meridian's retail core deposit base does not reprice as quickly as the loan portfolios. An asset sensitive profile indicates that net interest income would be positively impacted in periods of rising interest rates and negatively impacted in periods of declining interest rates. Meridian manages this tendency towards asset sensitivity by adjusting the mix and repricing characteristics of assets and liabilities on the balance sheet through its securities and purchased funding portfolios and by the use of off-balance sheet derivative products, mainly interest rate swaps. The notional amount of interest rate swap contracts, which include forward interest rate swaps of $150 million, was $2.3 billion at December 31, 1993 compared to $2.2 billion a year ago.

       Meridian uses interest rate swaps as a tool to alter the repricing characteristics of a portion of the core deposit base. Interest expense on deposits was reduced by approximately $43 million in 1993 and $45 million in 1992 as a result of interest rate swaps.

       The majority of the interest rate swap contracts outstanding at December 31, 1993, or approximately $2.1 billion, represents contracts on which Meridian receives a fixed rate of interest and pays a variable rate, thereby favorably impacting net interest income in periods of declining interest rates. The average fixed rate received at the end of 1993 was 4.95% with a remaining term of approximately 1.6 years. Forward interest rate swaps of $150 million, with a fixed rate of 4.84% and a term of approximately 1.7 years, were entered into in late 1993 to replace maturities of swaps in 1994. The average floating rate paid on interest rate swaps is based on short-term variable rates such as LIBOR (London Interbank Offered Rate). The average floating rate paid was 3.39% at December 31, 1993.

       The favorable impact of Meridian's interest rate swaps on net interest income will decrease in a rising interest rate environment. This change should be mitigated by the anticipated growth in net interest income mainly because of the anticipated expansion of Meridian's banking business.

       During 1993, new swap contracts entered into aggregated $1.6 billion and maturities and terminations of contracts aggregated $1.5 billion. Deferred gains resulting from the termination of swap contracts were $2.0 million at the end of 1993 and will be accreted into income over approximately the next two years.

       Interest rate swaps involve credit risk as a result of Meridian's reliance on counterparties to make payments over the life of the contracts. The credit risk is limited to the estimated aggregate replacement cost of those agreements in a gain position (favorably impacting net interest income) and amounted to approximately $5 million at December 31, 1993. Meridian has credit policies and procedures addressing counterparty exposures and operates within established credit limits.

       Meridian uses income simulation modeling as the primary tool in measuring interest rate risk. Simulation modeling considers not only the impact of changing interest rates on future net interest income, but also other potential causes of variability such as earning-asset volume and mix, yield curve relationships, loan spreads, customer preferences and general market conditions.

       A managerial gap analysis is used to supplement simulation modeling. The traditional gap analysis considers the contractual maturity and repricing characteristics of all assets, liabilities and off-balance sheet positions and identifies mismatches between these positions at various time intervals.

       This traditional analysis indicates a large liability sensitive position through the one-year time period beginning December 31, 1993. However, it does not accurately reflect Meridian's interest rate sensitivity, as previously discussed. Meridian's net interest income has not been subject to the degree of sensitivity indicated by this traditional gap analysis because the analysis does not reflect the fact that the rates on Meridian's core deposits do not reprice as quickly as market rates. Consequently, adjustments are made to this analysis to reflect management's experience and assumptions regarding the impact of product pricing, interest rate spread relationships and customer behavior.

       These managerial adjustments are necessarily subjective and will vary over time with loan and deposit changes, customer preferences and market conditions. However, management believes the managerial adjusted gap analysis provides a more realistic picture of the interest rate risk characteristics of Meridian's balance sheet.

       The managerial adjusted gap position at December 31, 1993, as provided in Table 4, indicates a moderate liability sensitive position through the one-year time period.

       Liquidity. The objective of liquidity management is to ensure that sufficient funding is available, at reasonable cost, to meet the ongoing and potential cash needs of Meridian and to take advantage of income producing opportunities as they arise. While the desired level of liquidity may vary depending upon a variety of factors, it is a primary goal of Meridian to maintain a high level of liquidity in all economic environments.

       Management considers Meridian's liquidity position at the end of 1993 to be sufficient to meet its foreseeable cash flow requirements.

       Liquidity management is influenced by several key elements, including Meridian's reputation, asset quality, the maturity structure of its assets and liabilities, cash flow generated by assets, and Meridian's ability to access funds in the capital markets. The single most important source of liquidity for Meridian is its core deposit base, which consists of deposits from customers with long-standing relationships. Meridian continues to promote the acquisition of core deposits through the capabilities of its retail distribution systems and through selective banking acquisitions. Long-term debt and shareholders' equity also contribute to liquidity by reducing the need for short-term funding. In 1993, Meridian funded approximately 80% of total assets with deposits acquired within its local marketplace and approximately 90% of total assets with core deposits, long-term debt and shareholders' equity.

       Meridian places strong emphasis on the maintenance of an appropriate level of asset liquidity. Liquid assets include short-term money market investments, securities available for sale, and interest-bearing deposits with other banks. Cash flow from mortgage and asset-backed securities also provide a significant source of liquidity.

       Meridian is committed to maintaining additional funding flexibility through access to the debt and capital markets. Meridian Bank, Meridian's principal banking subsidiary, has access to a variety of money market sources of funds, such as Federal funds purchased and securities sold under agreements to repurchase, as well as to term funding through the potential issuance of bank notes, bank deposit notes and subordinated debt. Additionally, Meridian has the capacity to issue securities under its shelf registration filed with the Securities and Exchange Commission. In January, 1993, Meridian increased the availability under its shelf registration by $150 million. As of December 31, 1993, Meridian had debt and preferred equity securities registered but unissued under this registration totalling $250 million.

       The cost and availability of external funding is influenced by Meridian's credit ratings. The following is a summary of Meridian's and Meridian Bank's ratings at December 31, 1993, as issued by various credit rating agencies:

                                                              STANDARD
                                         MOODY'S              AND POOR'S
MERIDIAN BANCORP, INC.

       Subordinated Debt                 Baal                 BBB
       Commercial Paper                  P2                   A2

MERIDIAN BANK

       Short-Term Deposits               P1                   A2
       Long-Term Deposits                A1                   A-
       Subordinated Debt                 A3                   BBB+


       Reference should also be made to the Statements of Cash Flows appearing in the Consolidated Financial Statements for additional information on liquidity. The statement of cash flows for 1993 reflects $376.2 million of cash provided by operations, $50.5 million used by investing activities and $459.4 million used by funding activities. Operating activities include $157.8 million in net income for 1993. Investing activities are primarily comprised of both proceeds from and purchases of short-term investments, investment securities, investment securities available for sale and loans. Financing activities present the net change in Meridian's various deposit accounts and short-term borrowings, and also include $197.6 million in net proceeds from the issuance of long-term debt in 1993. Cash flows from operations and the issuance of long-term debt were used to fund the decreases in deposits and short-term borrowings during 1993.

       Loans. The lending function is Meridian's principal business activity and it is Meridian's continuing policy to serve the credit needs of its customer base. The economy in Meridian's primary marketplace is broad-based and diverse and the loan portfolio reflects that diversity. Lending to individual consumers in this marketplace accounts for approximately one-third of total loans. The remainder of the portfolio consists predominantly of commercial loans and commercial real estate loans in Meridian's primary marketplace.

       Loans were $9.0 billion at December 31, 1993 compared to $8.6 billion at December 31, 1992, an increase of 5%. Increases in the commercial and consumer loan portfolios more than offset a decrease in residential mortgage loans.

       Commercial loans amounted to $5.4 billion at December 31, 1993 compared to $5.2 billion at December 31, 1992, a 4% increase. Meridian's commercial loan portfolio is oriented toward diversified, small and medium-sized businesses within Meridian's market area, with limits on the size of loans to any single borrower according to credit risk. These loans are predominantly in the services, real estate, and manufacturing industries. Credit risk associated with these borrowers is principally influenced by general economic conditions and the resulting impact on the borrower's operations. Geographical coverage of Meridian's commercial lending activity extends across central and eastern Pennsylvania, southern New Jersey and Delaware.

       Real estate-related commercial loans, including real estate construction and commercial mortgages, totalled $1.9 billion and represented 21% of total loans at December 31, 1993 compared to
$1.9 billion and 22% at December 31, 1992.   Construction loans
decreased by $24.4 million or 9% from year-end 1992 and partially offset a slight increase in commercial mortgages.

       The construction and commercial mortgage real estate portfolios are located primarily in markets in which Meridian has a local banking presence. Collateral types are diverse and include the real estate of borrowers who utilize the property in their businesses as well as real estate investors. At December 31, 1993, real estate investor outstandings comprised 12% of total loan outstandings compared to 13% at December 31, 1992. Construction loans comprised 3% of total loan outstandings at December 31, 1993, unchanged from the end of 1992.

       Commercial, financial and agricultural loans totalled
$3.6 billion and represented 40% of total loans at December 31, 1993 compared to $3.4 billion and 40% at the end of 1992.

       Consumer lending includes primarily loans to individuals in communities served by Meridian. These loans include open-ended credit arrangements, such as home equity loans, and closed-end loans subject to specific contractual payment schedules, such as installment loans and residential mortgages.

       Residential mortgage loans decreased from $1,057.6 million at December 31, 1992 to $993.5 million at December 31, 1993.
This change resulted primarily from mortgage refinancing activity in the low interest rate environment during the past year. Management remains committed to serving the residential mortgage market through both the retail branches of Meridian's commercial banks and its mortgage banking subsidiary.

       Consumer loans, which consist of loans made to individuals on an installment or revolving credit basis, totalled $2.5 billion at December 31, 1993 compared to $2.2 billion at December 31, 1992, an increase of 13%. The increase in consumer loans during 1993, mostly home equity loans and other types of personal loans, resulted primarily from enhanced marketing efforts in the relatively low interest rate environment during the year.

       Investment Securities and Investment Securities Available for Sale. The classification of securities is determined at the time of purchase. Securities are classified as investments and carried at amortized cost if management has the intent and ability to hold the securities until maturity.

       The carrying value of the investment portfolio at December 31, 1993 was $2.8 billion and net unrealized gains totalled $28.6 million. Such gains include gross unrealized gains of $35.7 million and gross unrealized losses of $7.1 million. At the end of 1992, the carrying value of the investment portfolio was $2.5 billion and net unrealized gains totalled $44.6 million. The average maturity of the investment portfolio at December 31, 1993 was 2.8 years compared to 2.5 years at December 31, 1992.

       Securities expected to be held for an indefinite period of time are classified as investment securities available for sale and are carried at the lower of aggregate amortized cost or fair value. Decisions to purchase or sell these securities are based on an assessment of economic and financial conditions, including changes in interest rates and prepayment risks, liquidity and capital needs, alternative asset and liability management strategies, regulatory requirements and tax considerations. The carrying value of this portfolio at December 31, 1993 was $275.7 million, with net unrealized gains of $12.5 million. Such gains include gross unrealized gains of $12.7 million and gross unrealized losses of $203 thousand. The carrying value of this portfolio and net unrealized gains at year-end 1992 were $945.2 million and $28.2 million, respectively. The average maturity of the investment securities available for sale portfolio, which includes tax-exempt obligations of states and municipalities, was
5.5 years at December 31, 1993 compared to 5.9 years at December
31, 1992.

       The significant decline in investment securities available for sale is attributable to a restructuring of Commonwealth's balance sheet in accordance with Meridian's asset and liability strategy. Securities gains of $8.3 million resulted from the sale of mortgage-backed investments susceptible to prepayment risk in the current low interest rate environment. Additionally, in the first quarter of 1993, Meridian sold $217 million of U.S. Treasury and federal agency securities with maturities of less than one year, recognizing gains of $5.5 million.

       Meridian's securities portfolios (investment securities and investment securities available for sale) are comprised of U.S. Treasury and federal agency securities, mortgage-backed securities, tax-exempt obligations of states and municipalities, corporate securities, including privately issued asset-backed securities, and equity securities.

       U.S. Treasury and federal agency securities (other than mortgage-backed securities) totalled $733 million at year-end
1993 and accounted for approximately 24% of total securities holdings.

       Mortgage-backed securities remain the largest component of Meridian's securities portfolios, accounting for approximately 55% of the total at year-end 1993. This portfolio is comprised of federal agency mortgage-backed securities and other collateralized mortgage obligations which are backed by federal agency collateral or are AAA rated private issues. Because of the intent to hold a majority of these securities to maturity, management evaluates and closely monitors cash flow projections for all mortgage-backed securities. Investment strategy over the past several years has focused primarily on the purchase of mortgage-backed securities which have generally predictable cash flows. The expected average life of mortgage-backed securities at December 31, 1993, based on projected prepayment rates, was
2.2 years compared to 2.5 years at year-end 1992.

       Meridian's current credit guidelines call for purchases of securities issued by either the U.S. Treasury or federal agencies, or by states and municipalities or corporate entities that are rated A or higher by Moody's Investor Services, Inc. or Standard and Poor's Corporation. At December 31, 1993, the carrying value of state and municipal securities was $410 million, 90% of which was rated A or higher by the rating agencies. Securities rated Baa and below totalled $1.6 million and $40.9 million were non-rated. In the first quarter of 1994, $30.5 million of the non-rated securities were called, reducing the balance to $10.4 million. Generally, non-rated securities are collateralized by letters of credit or are securities in which the principal and interest is supported by government obligations set aside in escrow accounts. At December 31, 1993, the carrying value of corporate securities, excluding AAA rated private mortgage-backed and asset-backed securities, was $11.5 million. Corporate securities rated Baa and below totalled $5.2 million and $3.8 million of such securities were non-rated.

       Tax-exempt obligations of state and municipalities comprised 13% of the securities portfolios at year-end 1993 compared to 15% at year-end 1992. The decline is attributable to maturities and calls of higher-yielding securities in the low interest-rate environment. Management continues to purchase qualified tax-exempt securities.

       Effective in the first quarter 1994, Meridian will adopt Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" which requires investments in equity securities with a readily determinable fair value and investments in all debt securities to be classified in one of three categories. The three categories are (1) held to maturity -- carried at amortized cost; (2) available for sale -- carried at fair value (with unrealized gains and losses, net of related tax effect, recorded as a separate component of shareholders' equity); and (3) trading account - carried at fair value (with unrealized gains and losses recorded in the income statement). The impact of this accounting change, had Meridian elected to adopt this statement at December 31, 1993, would have been to increase shareholders' equity by approximately $8.1 million or less than 1%, representing the after-tax unrealized gain in the available for sale portfolio.

       Deposits. Total deposits were $11.3 billion at December 31, 1993 compared to $11.8 billion at year-end 1992, a decrease of 4%. Approximately 60% of the decline occurred in time deposit categories and resulted from anticipated runoff of deposits from recent acquisitions. The lower interest rates on deposits also resulted in depositors seeking alternative investment opportunities. The remaining 40% of the decline is attributable to a planned reduction in certificates of deposit of $100,000 and more.

       Short-Term Borrowings. At December 31, 1993, short-term borrowings, comprised of Federal funds purchased, securities sold under agreements to repurchase, and Federal Home Loan Bank and other borrowings totalled $791.7 million compared to $877.1 million a year earlier, a 10% decrease.

       Long-Term Debt and Other Borrowings. This category amounted to $421.3 million at December 31, 1993 compared to $313.8 million at December 31, 1992, an increase of 34%. Subordinated debt of $321.6 million is included in this category, along with capitalized lease obligations, longer-term borrowings from the Federal Home Loan Bank, and various other loans and mortgages payable. The increase is attributable to Meridian Bank's issuance, in March 1993, of $150 million of 6 5/8% subordinated notes due in 2003. Proceeds were used by Meridian Bank to retire $60 million of subordinated notes issued to Meridian and $7 million of outstanding subordinated notes issued to the public.
The remaining net proceeds were used for general corporate purposes.

       Reference should be made to Note 6 of the Notes to Consolidated Financial Statements for an additional analysis of short-term borrowings and long-term debt.

PROVISION FOR POSSIBLE LOAN LOSSES AND RELATED CREDIT QUALITY

       Meridian manages asset quality and controls credit risk through diversification of the loan portfolio and the application of policies designed to foster sound underwriting and loan monitoring practices. Meridian's loan administration function is charged with monitoring asset quality, establishing credit policies and procedures, and enforcing the consistent application of these policies and procedures across Meridian.

       Commercial loans are assigned risk ratings by loan officers. The appropriateness of these ratings, in addition to the overall lending process, is reviewed by credit policy personnel. A quarterly review and reporting process is in place for monitoring those loans that have been identified as problems or potential problems. A separate loan workout department is involved with the collection of problem loans. Because of their relatively homogeneous nature and small dollar size, consumer and residential mortgage loans are generally reviewed in the aggregate.

       When establishing the appropriate levels for the provision and the allowance for possible loan losses, management performs an analysis of the loan portfolio by considering a variety of factors. This analysis includes periodic reviews by loan review and loan workout personnel of all borrowers with aggregate balances of $250,000 or greater. Meridian also reviews, at least on a quarterly basis, problem borrowers with balances of $500,000 or greater, as well as selected lower balance loans. Consideration is given to the impact of current and anticipated economic conditions, the diversification of the loan portfolio, historical loss experience, delinquency statistics, reviews performed by loan officers who are primarily responsible for compliance with established lending policy, the perceived financial strength of borrowers, and the perceived adequacy of underlying collateral. Consideration is also given to examinations performed by regulatory authorities. Lending procedures and the loan portfolio are examined periodically by several banking regulatory agencies as part of their supervisory activities. For Meridian, the most comprehensive of these examinations is performed by the Federal Reserve Bank.

       To assist in determining the adequacy of the provision and the allowance, management first sets the allocated portion of the allowance for possible loan losses. For commercial loans, allocations of the allowance to individual loans are based on borrower specific data determined by reviewing individual non-performing, delinquent, problem, and other loans and by considering those items described in the preceding paragraph. In addition, general allocations of the allowance are made to the commercial loan category. General allocations to commercial loans also consider the impact of current and anticipated economic conditions on both individual borrowers and the commercial loan portfolio taken as a whole. Consumer and residential mortgage loan allocations are determined in the aggregate and are based on recent chargeoff history and delinquency trends, anticipated losses over the foreseeable future, and the impact of current and anticipated economic conditions in the local, regional and national economies. The unallocated portion of the allowance is that amount, which when added to the allocated allowance, brings the total allowance to the amount deemed adequate by management at the time. Management considers the unallocated portion of the allowance, which is determined by reviewing those items described in the preceding paragraph, as a subset of the entire allowance and, consequently, available to absorb losses anywhere within the loan portfolio.

       The loan portfolio represents loans made primarily in Meridian's market area in eastern and central Pennsylvania and in Delaware and southern New Jersey. Management continues to monitor the economic conditions in this market area. The ultimate collectibility of a substantial portion of Meridian's loans, especially its real estate loans, and the market value of other real estate owned, is susceptible to changes in economic conditions in this primary market area, as was especially evident over the past several years.

       Determining the level of the allowance for possible loan losses at any given date is difficult, particularly in a continually changing economy. Management must make estimates, using assumptions and information which are often subjective and changing. Management continues to review Meridian's loan portfolio in light of a changing economy and possible future changes in the banking and regulatory environment. Although the economy continues to improve slowly, the balance in the allowance at December 31, 1993 reflects Meridian's continuing concerns about the strength and the duration of the current economic recovery, especially in the commercial and construction real estate sectors of the economy, in the geographic markets served by Meridian. In management's opinion, the allowance for possible loan losses is adequate at December 31, 1993.

       The balance in the allowance for possible loan losses was $173.4 million or 1.93% of total loans at the end of 1993 compared to $165.5 million or 1.94% of total loans at the end of 1992. Although there was an overall improvement in loan quality in 1993, as evidenced by a decline in non-performing loans, the relatively high level in the allowance reflects management's continuing concerns about the strength and the duration of the current economic recovery.

       The provision for possible loan losses represents charges made to earnings to maintain an adequate allowance for possible loan losses. The provision for possible loan losses was $56.1 million in 1993 compared to $68.8 million in 1992. The decline of $12.7 million resulted primarily from the continuing improvement in loan quality. The overall improvement in asset quality was also evident in a decrease of $12.4 million in writedowns and other expenses associated with foreclosed real estate, from $23.3 million in 1992 to $10.9 million in 1993.

       Net charge-offs were $51.3 million or .59% of average loans in 1993 compared to $84.6 million or 1.00% of average loans in 1992. Recoveries were $11.2 million in 1993 compared to $10.6 million in 1992. The impact of the recent recession has made it increasingly more difficult to realize significant recoveries of previously charged-off loans, especially in the real estate area.

       Table 13 presents a summary of various indicators of credit quality. At December 31, 1993, non-performing assets as a percentage of period-end loans and assets acquired in foreclosures were 1.98% compared to 2.48% at the end of last year. Non-performing assets were $178.8 million at December 31, 1993 and decreased by $35.4 million during the past year from $214.2 million a year ago. This decrease resulted from an overall improvement in asset quality during the year and an increase in payments received, combined with continuing high levels of loan chargeoffs and writedowns of other real estate. Real estate-related non-performing assets were 65% of total non-performing assets at December 31, 1993.

       Non-performing loans were 1.42% of total loans at December 31, 1993 compared to 1.68% at the end of last year. Non-performing loans amounted to $127.6 million at December 31, 1993 and decreased by $16.0 million during the past year from $143.6 million a year ago. Non-performing assets and loans past due 90 or more days as to interest or principal at December 31, 1993 were $203.6 million or 2.25% of loans and assets acquired in foreclosures compared to $255.3 million or 2.96% one year ago, a decrease of $51.7 million.

       The ratio of the allowance for possible loan losses to non-performing loans was 136% at December 31, 1993 compared to 115%
at year -end 1992. The coverage of non-performing assets was 97% at year-end 1993 compared to 77% at December 31, 1992. It should be noted that any possible future losses on foreclosed real estate and in-substance foreclosures which are included in non-performing assets are charged directly to earnings and not to the allowance for possible loan losses. Foreclosed real estate is carried at the lower of cost or fair value, less estimated costs of disposal.

       Non-performing assets are comprised of non-accrual loans, loans categorized as troubled debt restructurings, and assets acquired in foreclosures which includes in-substance foreclosures. Non-performing assets do not include loans past due 90 days or more as to interest or principal which are well secured and in the process of collection, the majority of which represent residential mortgage loans.

       Generally, a commercial loan is classified as non-accrual when it is determined that the collection of interest or principal is doubtful, or when a default of interest or principal has existed for 90 days or more, unless such loan is well secured and in the process of collection. When the accrual of interest is discontinued, unpaid interest is reversed through a charge to interest income. The majority of non-accrual loans are secured by various forms of collateral, the ultimate recoverability of which is, however, subject to economic conditions and other factors.

       Residential mortgages which are 180 days or more delinquent are placed on nonaccrual status when total principal, interest, and escrow owed exceeds 80% of the property's appraised value. Properties are re-appraised when foreclosure proceedings are initiated.

       Non-accrual loans totalled $124.3 million at December 31, 1993 compared to $142.7 million one year ago, a decrease of $18.4 million or 13%. The carrying value of non-accrual commercial loans at December 31, 1993 has already been reduced by charge-offs and payments to 57% of the aggregate carrying value when such loans were originally placed into a non-performing status. Payments of $19.1 million were received on these loans in 1993, almost all of which was applied as a reduction in the principal outstanding. Meridian's non-accrual loans include only six loans with balances in excess of $2.5 million (only one of which is over $5 million), indicating that a substantial portion of the risk is spread across a significant number of borrowers. These six loans aggregated $25.0 million or approximately one-fifth of total non-accrual loans at December 31, 1993. Table 15 classifies non-accrual loans according to various levels of payment performance.

       A loan is categorized as a troubled debt restructuring if the original interest rate on the loan, repayment terms, or both, were restructured on a below market basis due to a deterioration in the financial condition of the borrower. If restructured loans are not performing according to revised terms, such amounts are included in non-accrual loans.

       The level of assets acquired in foreclosures (except consumer related), including in-substance foreclosures, was $50.0 million at December 31, 1993 compared to $68.3 million a year ago. A loan is classified as an in-substance foreclosure when the borrower is perceived to have little or no equity in the project, the borrower appears to be unable or unwilling to rebuild equity or repay the loan in the foreseeable future, and the bank can reasonably anticipate proceeds for repayment only from the operation or sale of the collateral. These assets are carried at the lower of cost or fair value, less estimated selling expenses.

       Assets acquired in foreclosures at December 31, 1993 have already been reduced by charge-offs and payments to 43% of the aggregate carrying value when such assets were originally placed into non-performing status. Assets acquired in foreclosures include only three properties with balances in excess of $2.5 million (one of which is over $5 million) at year-end 1993, aggregating $16.1 million or approximately one-third of the total of such assets. At present, the marketability of Meridian's foreclosed real estate remains somewhat limited principally because of general illiquidity in the commercial real estate market. If real estate values decline further, additional writedowns of the current portfolio may be necessary and foreclosures may increase.

       Reference should be made to Table 5 for a summary of the period-end balances in the loan portfolio. There has not been a significant change in the percentage of each category to total loans from a year ago except for those changes caused by the decline in residential mortgage loans and the increase in other consumer loans, as previously discussed.

       In addition, reference should be made to Table 16 for a breakdown of commercial loans by major industry and to Table 17 for a breakdown of commercial real estate loans by category. As can be seen in these tables, Meridian's portfolio of commercial loans and commercial real estate loans is diversified and covers a wide range of borrowers. This diversification generally characterizes the economy of Meridian's primary market area. Of Meridian's commercial real estate loans, almost all, or 99%, are to borrowers for property in Pennsylvania, Delaware, and New Jersey, of which Pennsylvania has 81%, or the largest single share. In connection with the decision to extend credit to particular borrowers, Meridian takes into account, among other things, asset diversification and particular risks presented by the different industries in which such borrowers compete, in light of changing economic circumstances.

       Loan concentrations are considered to exist when a multiple number of borrowers are engaged in similar activities and have similar economic characteristics which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. At December 31, 1993, Meridian's commercial loans and commitments did not have any industry concentration or other known concentration that exceeded 10% of total loans and commitments. However, the effect of the recent recession has had a negative impact on the financial performance of many companies involved in retail trade. At December 31, 1993 Meridian's loans to companies in retail trade totalled
$721.6 million, or 8% of total loans outstanding and 13% of total commercial loans outstanding. Included in this total were loans to department stores and other retailers of $358.9 million and loans to automobile dealers of $362.7 million. Loans to companies in retail trade included $16.9 million of loans in a non-accrual status at December 31, 1993, representing 13% and 18% of non-performing loans and non-performing commercial loans, respectively, at that date. Meridian has no foreign loan exposure.

       A leveraged buyout generally produces a new company with a large amount of debt relative to equity. Such debt is usually secured primarily by the assets of the acquired company. If interest rates rise or if economic conditions deteriorate, a highly leveraged company may have difficulty servicing its debt obligation.

       Meridian's policy has been to participate selectively in large, public, highly leveraged transactions. The majority of such transactions is currently in the telecommunications industry and its cable television and cellular phone segments. According to the guidelines issued by the Federal Reserve Board, loans and exposures are characterized as highly leveraged transactions if they meet certain defined leverage criteria and the total financing package (including all obligations held by all participants) originally exceeded $20 million. At December 31, 1993, Meridian's highly leveraged transactions aggregated
$67.3 million in outstanding balances or less than 1% of total loans, and an additional $27.7 million in commitments. All such balances were current as to principal and interest at the end of 1993. Cable television and cellular phone exposures represented $49.6 million of such loans outstanding and $14.5 million of the commitments outstanding.

       Potential problem loans consist of loans which are included in performing loans at December 31, 1993, but for which potential credit problems of the borrowers have caused management to have concerns as to the ability of such borrowers to comply with present repayment terms. At December 31, 1993, such potential problem loans, not included in Table 13, amounted to approximately $31 million compared to approximately $34 million one year ago. No loans to companies in retail trade were included in potential problem loans at December 31, 1993. Depending on the state of the economy and the impact thereof on Meridian's borrowers, as well as other future events, these loans and others not currently so identified could be classified as non-performing assets in the future.

OTHER INCOME

       Meridian's businesses generate various sources of other income, such as trust revenues, mortgage banking fee income and gains on sales of mortgage loans and mortgage servicing, broker-dealer and investment banking revenues, securities gains, service charges on deposit accounts, and other service charges, commissions and fees.

       Other income was $285.3 million in 1993 compared to $242.9 million in 1992, an increase of 17%.

       Trust revenues were $41.7 million in 1993 compared to $38.5 million in 1992, an increase of 8%. Contributing to the higher level of revenues were increases in personnel trust, employee benefit and investment advisory fees.

       Mortgage banking revenues were $36.0 million in 1993 compared to $47.7 million in 1992. Net servicing revenues decreased by $15.5 million between the two years, mainly because of an increase in amortization of $11.6 million for purchased mortgage servicing rights and other servicing-related assets. This amount is recorded as a reduction of mortgage banking revenues. Servicing revenues also decreased due to the lower level of mortgage loans being serviced because of loan payoffs in the declining interest rate environment and sales of servicing. The negative impact of the decline in net servicing revenues was partially offset by higher gains on sales of loans and mortgage servicing, which were $19.3 million in 1993, an increase of $3.7 million from a year ago.

       In addition to the changes in mortgage banking revenues described previously, earnings in the mortgage banking unit were affected by a $17.5 million restructuring charge, mentioned previously, which is classified as an other operating expense.

       Broker-dealer and investment banking revenues totalled $69.4 million in 1993 compared to $54.2 million in 1992, an increase of 28%. The increase in revenues is due to the continued growth within the securities unit. This growth is reflected in the increase in net trading gains resulting from higher levels of sales of securities and mortgage loans. Net tender option bond fees increased from the prior year, primarily due to the decline in interest rates during 1993. Commissions and fees increased from last year due to the growth in retail brokerage activity. Because of the continued high level of mortgage loan refinancing activity during the past two years, revenues were reduced by charges related to reserves against certain investments in collateralized mortgage obligation residuals. The impact of these reserves was lessened by gains from the sales of various other investments in both years.

       Service charges on deposits increased by 10% between the two years, from $49.0 million in 1992 to $53.8 million in 1993.
Increases in certain fees for deposit products, as well as additional deposit accounts because of bank acquisitions over the past year, contributed to the higher level of service charges.

       Net securities gains were $25.3 million in 1993 compared to $2.8 million in 1992. The amount in 1993 included gains of $25.5 million and losses of $203 thousand. These gains are in addition to gains of $2.0 million from sales primarily of mortgage-related investments, which are included in broker-dealer and investment banking revenues. Included in the total for 1993 is a gain of $8.6 million on the sale of Meridian's common stock investment in Fidelity National Financial, Inc. This stock was acquired as part of the sale of Meridian's title insurance operations in 1992. A gain of $5.5 million was recognized from the sale of investment securities available for sale in the first quarter of 1993, mainly U.S. Treasury and federal agency securities with maturities of less than one year. Finally, a gain of $8.3 million was recognized from the sale of some of Commonwealth's mortgage-backed investments which are susceptible to prepayment risk in the current low interest rate environment.

OTHER EXPENSES

       Other expenses were $636.9 million in 1993 compared to $561.9 million in 1992. The increase resulted primarily from the following factors:

       - A restructuring charge associated with reducing the scope of Meridian's mortgage servicing-related activities and an increase in the provision for possible credit losses on mortgage servicing portfolios with recourse, which aggregated $22.5 million, as previously described in the "Primary Business
              Activities" section.

       - One-time expenses of $11.9 million relating to the merger with Commonwealth, as previously described in the "Financial Highlights" section.

       Exclusive of these changes in 1993, other expenses would have increased by $40.6 million or 7% between the two years.

       Salaries, which represent the largest component of other expenses, increased by 13% during the year, from $212.4 million in 1992 to $239.4 million in 1993. An increase in staff levels, primarily in the banking unit because of acquisitions over the past year and in the broker-dealer and investment banking function because of ongoing expansion, an increase in commissions and other incentive-related compensation, and merit increases for employees contributed to the increase in salaries. Full-time equivalent employment was 6,917 at December 31, 1993 compared to 6,741 a year ago, an increase of 176 or 3%. Higher staff levels in the banking branch system accounted for one-half of this increase.

       Meridian currently provides postretirement health care and life insurance benefits to employees. The medical portion is contributory and life insurance coverage is non-contributory to the participants. Effective January 1, 1993, Meridian adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The new accounting rules require the accrual of the expected cost of these benefits over the period the employee earns the benefits. Meridian elected to defer and amortize over 20 years the cumulative obligation for such benefits at the beginning of 1993. The annual expense of Meridian's postretirement benefits other than pensions under these new accounting rules was $4.5 million in 1993 compared to approximately $2.0 million on the cash basis of accounting previously used, or an increase of $2.5 million.

       In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". This statement, which becomes effective in 1994, establishes accounting standards for employers who provide benefits to former employees after employment but before retirement. Such benefits include, among other things, severance and workers' compensation benefits. Management is currently evaluating this statement and, based on the analysis to date, believes that its impact on Meridian's consolidated results of operations will not be material.

       Net occupancy expense was $42.6 million in 1993 compared to $41.3 million in 1992, an increase of 3%. Equipment expense increased from $37.1 million in 1992 to $38.0 million in 1993, an increase of 2%. The increases in both expense categories were related to expansion, banking acquisitions and the upgrading of Meridian's data processing and operations capabilities.

       The increase in other operating expenses from $228.0 million in 1992 to $242.6 million in 1993 resulted from several factors. Loan related expenses, primarily in Meridian's mortgage banking subsidiary, increased by $8.4 million or 26% in 1993. Included in this total was an increase of $5.0 million in the provision for possible credit losses on mortgage servicing portfolios purchased with recourse. Higher premium rates increased FDIC insurance expense by $4.0 million, or 16%, between the two years. Professional fees, mostly payments to outside consultants for enhancements to operating systems, increased by $4.0 million, or 22%. Other categories reflecting increases between the two years included advertising, accounting and legal fees, and educational development expenses. Partially offsetting these increases was a decline of $12.3 million in foreclosed real estate expenses.

PROVISION FOR INCOME TAXES

       The provision for income taxes for 1993 was $59.1 million compared to $48.7 million for 1992. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 28% in 1993, up from 26% in 1992. The tax rate for both periods was less than the federal statutory rate of 35% in 1993 and 34% in 1992 primarily because of tax-exempt investment and loan income.

       Reference should be made to Note 11 of the Notes to Consolidated Financial Statements for an additional analysis of the provision for income taxes for 1993.

       Effective January 1, 1993, Meridian adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), which requires a change from the deferred method of accounting for income taxes to the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement and tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of the rate change.

       As permitted by SFAS No. 109, Meridian has elected not to restate the financial statements of any prior years. The implementation of these new tax accounting rules resulted in an increase in consolidated net income of $7.2 million in the first quarter of 1993. This amount represents the cumulative effect of adopting this statement at the beginning of 1993. The impact of the Statement on future periods is not expected to be material.

       At December 31, 1993, deferred tax assets amounted to $105.5 million and deferred tax liabilities amounted to $60.0 million.
No valuation allowance has been established for deferred tax assets because management believes that it is more likely than not that the deferred tax assets will be realized. Deferred tax assets are realizable primarily through carryback of existing deductible temporary differences to recover taxes paid in prior years, and through future reversal of existing taxable temporary differences.

       The Omnibus Budget Reconciliation Act of 1993 was signed into law during August 1993. The most significant change included in this act is an increase in the marginal tax rate from 34% to 35%, retroactive to the beginning of 1993. This change resulted in an increase in income tax expense. However, the benefit from Meridian's deferred tax assets, which are similar to tax loss carryforwards, was increased to reflect the higher tax rates, resulting in a one-time reduction in income tax expense. This change in deferred tax assets partially offset the increase in tax rates on operating income, resulting in a net increase of $350 thousand in income tax expense in 1993. Because of the increase in marginal tax rates on operating income, the new tax act will also have a negative effect on future periods.

CAPITAL RESOURCES

       The maintenance of appropriate levels of capital is a management priority. Overall capital adequacy and dividend policy are monitored on an on-going basis and are reviewed quarterly by the Board of Directors. Meridian's principal capital planning goals are to maintain a strong capital base to support the risks inherent in various lines of business, to retain sufficient earnings to meet capitalization objectives, especially those related to growth and expansion, and to provide an adequate return to shareholders. Capital is managed for each of Meridian's subsidiaries based on their respective risks and growth opportunities, as well as regulatory requirements. Meridian is positioned to take advantage of market opportunities to strengthen capital. A shelf registration with the Securities and Exchange Commission is available to facilitate the issuance of an additional $250 million of debt and preferred equity securities, if and when the need arises for capital and market conditions warrant.

       Capital ratios have increased since December 31, 1992, the result of the issuance of subordinated debt and the retention of earnings. In March, 1993, Meridian Bank issued $150 million of 6 5/8% subordinated notes due in March 2003, as previously described in the "Long-Term Debt" section. These notes qualify as Tier 2 capital for risk-based capital purposes.

       Total shareholders' equity was $1,185.6 million at December 31, 1993 compared to $1,059.3 million at the end of 1992, an increase of 12%. Net income for the year was $157.8 million and dividends declared during the year were $67.5 million, resulting in a common dividend payout ratio of 43%.

       Meridian's capital adequacy at December 31, 1993 can be determined by analyzing the capital ratios presented in Table 20. As can be seen in this table, Meridian's consolidated ratios at the end of 1993 exceeded all regulatory requirements. The risk-based capital ratio was 13.67% at December 31, 1993 compared to 11.61% at December 31, 1992. The ratio of tangible shareholders' equity to assets, which excludes $96.8 million of intangible assets (goodwill, core deposit intangibles, and purchased mortgage servicing rights) was 7.78% at December 31, 1993 compared to 6.44% at December 31, 1992. The risk-based capital ratios of each of Meridian's commercial banks also exceeded regulatory requirements at the end of 1993, as shown in the table.

       Federal Reserve Board regulations define a well-capitalized institution as having a Tier 1 capital ratio of 6% or more, a total risk-based capital ratio of 10% or more, and a leverage ratio of 5% or more. Consolidated ratios at December 31, 1993 exceeded these guidelines, as did the ratios of each of Meridian's commercial banks.

       The common stock of Meridian is traded in the over-the-counter market. The monthly average number of common shares traded in 1993 was 4.0 million compared to 3.4 million in 1992. Table 22 sets forth the high and low market price quotations for the periods indicated. Price quotations are available through the National Market System of the National Association of Securities Dealers Automated Quotation System. These prices represent quotations between dealers and do not include retail markups, markdowns or commissions, and may not represent actual transactions.

       Book value per common share was $20.39 at December 31, 1993 compared to a market value of $28.50 per share. Book value and market value at the end of 1992 were $18.75 and $31.88, respectively. The market to book value ratio was 140% at the end of 1993 compared to 170% one year ago.

       Meridian's market capitalization at December 31, 1993 was approximately $1.7 billion compared to $1.8 billion one year ago, a decrease of 8.4%. Market capitalization represented 12% of total assets at year-end 1993 and 13% at year-end of 1992.

       Reference should be made to the Statement of Changes in Shareholders' Equity appearing in the Consolidated Financial Statements for a summary of the changes in total shareholders' equity for each of the years in the three-year period ended December 31, 1993.

       In January 1994, Meridian announced the repurchase of up to one million shares of common stock from time to time in transactions in the open market or in privately negotiated transactions. Repurchased shares will be used to satisfy the obligation under warrants to acquire 500,000 shares of Meridian's common stock issuable in connection with the acquisition of McGlinn Capital Management, Inc. announced in the fourth quarter of 1993, and Meridian's obligations under present and future employee stock option and other employee benefit plans. These actions are expected to decrease the risk-based capital ratio by approximately 25 basis points by the end of 1994.

ANALYSIS OF 1992 COMPARED TO 1991

       Financial Highlights. Net income was $136.7 million in 1992 compared to $117.7 million in 1991. The increase in earnings occurred despite an after-tax gain in 1991 of $26.8 million on the sale of Meridian's credit card portfolio. Net income in 1991 was reduced by a loss of $6.5 million from Meridian's discontinued title insurance operations.

       The improvement in earnings resulted primarily from the following factors:

       - An increase of $73.2 million in the net interest income.

       - A reduction of $38.0 million in the provision for possible loan losses.

       - An increase in net income of $4.4 million in the securities unit, from $11.1 million in 1991 to $15.5 million in 1992.

       The improvement in earnings was achieved despite a net loss of $9.0 million from the mortgage banking unit, compared to net income of $7.6 million in 1991.

       Income from continuing operations was $136.7 million in 1992 compared to $124.2 million in 1991. The returns on average assets and on average common shareholders' equity in 1992 were 1.00% and 13.63%, respectively, compared to .96% and 14.31%, respectively, in 1991. The improvement in income from continuing operations between the two years resulted primarily from the factors described previously.

       Total assets at December 31, 1992 were $14.3 billion compared to $13.2 billion at December 31, 1991. Total loans increased 1% to $8.6 billion at December 31, 1992. An increase in consumer loans more than offset declines in the commercial and residential mortgage loan portfolios. Total deposits increased by 8% from $10.9 billion at the end of 1991 to $11.8 billion at December 31, 1992.

       The ratio of shareholders' equity to assets was 7.41% at December 31, 1992 compared to 7.18% at the end of 1991.
Meridian's risk-based capital ratio was 11.61% at December 31, 1992 compared to 10.37% at the end of 1991.

       Book value per common share was $18.75 at December 31, 1992 compared to $17.21 at December 31, 1991.

       Net Interest Income and Related Assets and Liabilities. Net interest income on a taxable equivalent basis increased 13% from $526.2 million in 1991 to $594.0 million in 1992. Widening spreads between the yields on interest-earning assets and the cost of interest-bearing liabilities and an increase in interest-earning assets produced a net interest margin on a taxable-equivalent basis of 4.77% in 1992 compared to 4.47% in 1991.

       Interest-earning assets averaged $12.5 billion in 1992, 6% above the 1991 level. The increase resulted primarily from three banking acquisitions which were completed during the year. The net interest margin improved between the two years, mostly because rates on interest-bearing liabilities decreased faster than yields on interest-earning assets in the declining rate environment during this period.

       Average loans outstanding were $8.4 billion in 1992 compared to $8.8 billion in 1991, a 4% decline. Average commercial loans decreased by 3% between the two years because of continued weak loan demand in Meridian's marketplace. Average residential real estate mortgage loans declined by 20%. Accelerated prepayments of mortgages in the low interest rate environment during 1992, together with the decision in late 1991 to securitize and sell approximately $121 million of mortgage loans, were the main reasons for this decline. Average consumer loans increased 3%, with strong growth in installment loans partially offset by the impact of the sale of Meridian's credit card portfolio in mid-1991.

       Average deposits were $11.3 billion in 1992 compared to $10.6 billion in 1991, an increase of 7%, primarily as a result of three banking acquisitions.

       Provision for Possible Loan Losses and Related Credit Quality. The provision for possible loan losses was $68.8 million in 1992 compared to $106.8 million in 1991. The decline of $38.0 million resulted primarily from an improvement in loan quality. While the decline between the two years was significant, its positive impact on earnings was partially reduced by an increase of $16.0 million in writedowns and other expenses associated with foreclosed real estate. Net loans charged-off were $84.6 million in 1992 compared to $85.1 million in 1991. The balance in the allowance for possible loan losses was $165.5 million or 115% of non-performing loans at December 31, 1992 compared to $179.2 million and 106% at the end of 1991.

       Other Income. Other income was $242.9 million in 1992 compared to $261.2 million in 1991. The gain of $40.6 million from the sale of the credit card portfolio is included in this category in 1991. Without this non-recurring transaction, other income would have increased by 10% between the two years.

       Revenues from the mortgage banking, asset management, and securities activities were $140.4 million in 1992, an increase of $24.8 million, or 21%, over revenues of 1991. Most of the increase was in the securities unit and related to higher levels of trading gains from sales of securities and mortgage loans and higher tender option bond fees and commission income. Service charges on deposits and fees for other customer services increased by $8.7 million, or 11%, between the two years.

       Other Expenses. Other expenses were $561.9 million in 1992 compared to $486.4 million in 1991, an increase of 16%. Approximately one-half of the increase relates to additional credit-related reserves, writedowns of foreclosed real estate, and higher operating expenses in Meridian's mortgage banking subsidiary. Operating expenses in the broker-dealer and investment banking unit increased between the two years because of the ongoing expansion of the unit. In the banking subsidiaries, increases were experienced in foreclosed real estate expenses and in operating costs from banking acquisitions that added fourteen branches to Meridian's network in 1992.

       Salaries and employee benefits were $255.5 million in 1992 compared to $235.2 million in 1991, an increase of 9%. Staff levels increased in all of the major business units, either because of acquisitions or because of an increase in business activity.

       Net occupancy expense was $41.3 million in 1992 compared to $39.6 million in 1991, an increase of 4%. Equipment expense increased from $32.8 million in 1991 to $37.1 million in 1992, or 13%. The increases in both expense categories were related to expansion, banking acquisitions and the upgrading of Meridian's data processing and operations capabilities.

       The increase in other operating expenses from $178.7 million in 1991 to $228.0 million in 1992 resulted from several factors. Loan related expenses, primarily in Meridian's mortgage banking subsidiary, increased by $16.3 million, or 98%, in 1992.
Included in this total was an increase of $9.6 million in the provision for possible credit losses on mortgage servicing portfolios purchased with recourse. These reserves, as well as $6.3 million of the following increase in expenses related to foreclosed real estate, resulted mainly from financial difficulties of certain banks and thrifts from which this servicing was purchased. Foreclosed real estate expenses, including writedowns, were $23.3 million in 1992 compared to $7.2 million in 1991. Higher premium rates and deposit levels increased FDIC insurance expense by $3.3 million, or 15%, between the two years. Amortization of intangible assets increased by $2.7 million, mostly because of banking acquisitions.

       Provision for Income Taxes. The effective tax rate was 26% in 1992, unchanged from the rate in 1991. The tax rate for both periods was less than the federal statutory rate of 34% primarily because of tax-exempt investment and loan income.

    TABLE 1:  PRIMARY BUSINESS ACTIVITIES
    (Dollars in Thousands)

                                                           Net Income (Loss)                  Assets at December 31,
                                                      1993         1992        1991             1993          1992
                                                  ---------    ---------  ----------        ------------  ------------
    Banking.....................................  $192,418     $143,740    $126,590         $13,798,324   $13,998,846


    Mortgage Banking............................   (33,709)      (8,988)      7,577             594,107       773,903

    Asset Management ...........................     2,435        3,834       7,526              33,113        27,394

    Securities..................................    18,725       15,560      11,118             333,088       429,689

    Parent Company and All Other
      Staff Support Services....................    (4,444)      (5,528)     (6,799)
      Other Corporate Expenses..................   (17,664)(1)  (11,913)    (21,826)
                                                   --------     -------     -------          ----------    ----------
    Total Parent Company and All Other(2).......   (22,108)     (17,441)    (28,625)           (673,845)     (939,507)

    Total from Continuing Operations............   157,761      136,705     124,186          14,084,787    14,290,325
                                                   --------     -------     -------          ----------    ----------

    Discontinued Title Insurance Operations.....         -            -      (6,500)                  -             -
                                                   --------     -------     -------          ----------    ----------

    Consolidated ...............................  $157,761     $136,705    $117,686         $14,084,787   $14,290,325
                                                  ========     ========    ========         ===========   ===========

    (1) Includes primarily merger expenses related to Commonwealth and other acquisitions and interest expense on parent company borrowings.

    (2) Includes consolidating adjustments. Assets are not allocated between staff support and other corporate assets.

    Banking
    -------------------------------------

                                               1993           1992           1991
                                         -----------   ------------   ------------
    Net Interest Income (1).............   $611,689       $570,085       $516,021
    Provision for Possible Loan Losses..     54,615         68,587        104,840
    Other Income........................    142,643        113,628        152,209
    Other Expenses......................    415,146        396,707        357,171
    Net Interest Margin (1).............       4.77%          4.57%          4.42%
    Return on Average Assets............       1.39%          1.08%          0.91%
    Return on Average Equity............      17.54%         14.55%         13.59%
    Loans
      Commercial........................  5,944,764      5,909,972      5,681,566
      Real Estate-Residential...........    976,311      1,053,886      1,304,890
      Consumer..........................  2,547,475      2,244,510      1,990,299
    Deposits............................ 11,276,433     11,665,614     10,729,984
    Equity..............................  1,177,588      1,039,049        934,719
    Equity to Assets....................       8.54%          7.42%          7.31%



    Asset Management
    -------------------------------------
                                               1993           1992           1991
                                         -----------   ------------   ------------
    Revenues (2)........................    $40,493        $38,019        $40,271
    Expenses (2)........................     36,226         31,875         28,524
    Assets Under Management.............  6,085,916      5,467,793      4,968,400
    Total Trust Assets.................. 27,473,128     22,666,125     20,408,544
    Average Deposit Balances............    360,572        371,630        347,713


    Mortgage Banking
    -------------------------------------
                                               1993           1992           1991
                                         -----------   ------------   ------------
    Revenues (2)........................    $72,868        $97,521        $82,610
    Expenses (2)........................    122,609        110,702         70,981
    Residential Loan Closings...........  2,741,969      2,863,230      1,352,952
    Residential and Commercial Loan
        Servicing Portfolios............  7,013,164      9,742,752     10,170,928
    Average Deposit Balances............    172,779        145,366        158,828


    Securities
    -------------------------------------
                                               1993           1992           1991
                                         -----------   ------------   ------------
    Revenues (2)........................    $93,765        $73,889        $59,712
    Expenses (2)........................     66,218         51,307         43,143
    Underwriting........................  1,121,501      1,675,432      1,005,635
    Number of Trades....................     42,548         38,287         36,306
    Tender Option Bonds.................    435,243        535,552        661,767


    ------------------------------------------------------------------------------

    (1) Taxable equivalent basis.
    (2) Includes all revenues and expenses, such as interest income and interest expense.
/TABLE

    TABLE 2:  NET INTEREST INCOME, AVERAGE BALANCES AND RATES
    (Dollars in Thousands)

                                                                           1993                               1992
                                                           ----------------------------------------------- ----------------------
                                                                          Interest  Average                  Interest  Average
                                                               Average     Income/   Yield/       Average     Income/   Yield/
                                                               Balance     Expense     Rate       Balance     Expense     Rate
                                                           ------------   --------- --------  ------------ -----------  -------
    ASSETS
    Interest-Earning Assets
      Short-Term Investments
        Interest-Bearing Deposits in Other Banks......        $110,754      $3,874     3.50%     $188,544      $8,326     4.42%
        Federal Funds Sold and Securities Purchased
          Under Agreements to Resell..................          53,681       2,262     4.21        23,807         916     3.85
                                                             ---------    -------- --------     ---------   --------- --------
          Total Short-Term Investments................         164,435       6,136     3.73       212,351       9,242     4.35
                                                             ---------    -------- --------     ---------   --------- --------
      Investment Securities
        Taxable.......................................       2,368,231     135,749     5.73     2,634,918     184,524     7.00
        Non-Taxable (1)...............................         378,198      31,640     8.37       339,357      33,042     9.74
                                                             ---------    -------- --------     ---------   --------- --------
          Total Investment Securities.................       2,746,429     167,389     6.09     2,974,275     217,566     7.31
                                                             ---------    -------- --------     ---------   --------- ---------
      Investment Securities Available for Sale (1)....         668,299      49,202     7.36       245,293      18,137     7.39
      Trading Account Securities (1)                           148,419      10,989     7.40        84,475       4,634     5.49
      Mortgage Loans Held For Sale....................         499,585      36,405     7.29       502,602      40,630     8.08

      Loans
        Commercial (1)................................       5,259,325     409,214     7.78     5,203,832     426,620     8.20
        Real Estate-Residential.......................       1,002,361      93,065     9.28     1,160,764     119,974    10.34
        Consumer......................................       2,406,796     211,341     8.78     2,077,618     200,204     9.64
                                                             ---------    -------- --------     ---------   --------- --------
          Total Loans (2).............................       8,668,482     713,620     8.23     8,442,214     746,798     8.85

     Total Interest-Earning Assets....................      12,895,649     983,741     7.63    12,461,210   1,037,007     8.32
       Allowance for Possible Loan Losses.............        (173,170)         --       --      (186,480)         --       --
       Non-Interest Earning Assets....................       1,442,773          --       --     1,349,499          --       --
                                                             ---------    -------- --------     ---------   --------- --------
          Total Assets, Interest Income...............     $14,165,252    $983,741     6.94%  $13,624,229  $1,037,007     7.61%
                                                             =========    -------- --------     =========    -------- --------



                                                                           1991
                                                           -----------------------------------
                                                                          Interest  Average
                                                               Average     Income/   Yield/
                                                               Balance     Expense     Rate
    ASSETS
    Interest-Earning Assets
      Short-Term Investments
        Interest-Bearing Deposits in Other Banks......         $90,989      $5,862     6.44%
        Federal Funds Sold and Securities Purchased
          Under Agreements to Resell..................          11,815         748     6.33
                                                             ---------   --------- --------
          Total Short-Term Investments................         102,804       6,610     6.43
                                                             ---------   --------- --------
      Investment Securities
        Taxable.......................................       2,001,599     168,014     8.39
        Non-Taxable (1)...............................         421,726      43,079    10.21
                                                             ---------   --------- --------
          Total Investment Securities.................       2,423,325     211,093     8.71
                                                             ---------   --------- --------
      Investment Securities Available for Sale (1)....              --          --       --
      Trading Account Securities (1)                            76,516       6,080     7.95
      Mortgage Loans Held For Sale....................         323,226      30,097     9.31
                                                             ---------   --------- ---------
      Loans
        Commercial (1)................................       5,367,463     517,359     9.64
        Real Estate-Residential.......................       1,449,908     151,632    10.46
        Consumer......................................       2,022,013     227,050    11.23
                                                             ---------   --------- --------
          Total Loans (2).............................       8,839,384     896,041    10.14

     Total Interest-Earning Assets....................      11,765,255   1,149,921     9.77
       Allowance for Possible Loan Losses.............        (173,681)         --       --
       Non-Interest Earning Assets....................       1,277,557          --       --
                                                             ---------   --------- --------
          Total Assets, Interest Income...............     $12,869,131  $1,149,921     8.94%
                                                             =========    -------- --------


                                                                           1993                               1992
                                                           ----------------------------------------------- --------------------
                                                                          Interest  Average                  Interest  Average
                                                               Average     Income/   Yield/       Average     Income/   Yield/
                                                               Balance     Expense     Rate       Balance     Expense     Rate
                                                           ------------   --------- --------  ------------ -----------  -------
    LIABILITIES
    Interest-Bearing Liabilities
      Interest-Bearing Deposits
        NOW Accounts..................................      $1,320,401     $22,904     1.73%   $1,128,010     $31,268     2.77%
        Savings Deposits..............................       1,756,208      40,456     2.30     1,347,803      46,091     3.42
        Money Market Deposit Accounts.................       2,409,786      43,043     1.79     2,476,316      61,386     2.48
        Short-Term Time Deposits......................         891,432      32,579     3.65     1,057,522      42,632     4.03
        Long-Term Time Deposits.......................       2,643,194     116,915     4.42     3,024,980     174,170     5.76
        Certificates of Deposits of $100,000 or More..         587,603      27,925     4.75       748,493      40,628     5.43
                                                             ---------    -------- --------     ---------    -------- --------
          Total Interest-Bearing Deposits.............       9,608,624     283,822     2.95     9,783,124     396,175     4.05
                                                             ---------    -------- --------     ---------    -------- --------
      Short-Term Borrowings
        Federal Funds Purchased and Securities
          Sold Under Agreements to Repurchase.........         841,257      24,424     2.90       722,100      24,765     3.43
        Commercial Paper..............................           2,342          69     2.95         9,784         374     3.82
        Other Short-Term Borrowings...................         188,780       6,025     3.19       121,432       4,220     3.48
                                                             ---------    -------- --------     ---------    -------- --------
          Total Short-Term Borrowings.................       1,032,379      30,518     2.96       853,316      29,359     3.44
                                                             ---------    -------- --------     ---------    -------- --------
      Long-Term Debt and Other Borrowings.............         439,154      30,058     6.84       240,761      17,464     7.25
                                                             ---------    -------- --------     ---------    -------- --------
          Total Interest-Bearing Liabilities..........      11,080,157     344,398     3.11    10,877,201     442,998     4.07
                                                             ---------    -------- --------     ---------    -------- --------
    Non-Interest Sources to Fund Interest-Earning Assets
      Non-Interest Bearing Deposits...................       1,694,358          --       --     1,530,571          --     0.00
      Other Liabilities...............................         277,203          --       --       213,362          --     0.00
      Shareholders' Equity.............................      1,113,534          --       --     1,003,095          --     0.00
                                                             ---------    -------- --------     ---------    -------- --------
          Total Non-Interest Sources to Fund
            Interest-Earning Assets...................       3,085,095          --       --     2,747,028          --       --
                                                             ---------    -------- --------     ---------    -------- --------
          Total Liabilities and Shareholders' Equity,
            Interest Expense..........................     $14,165,252     344,398     2.43%  $13,624,229     442,998     3.25%
                                                             =========    -------- --------     =========    -------- --------
    NET INTEREST INCOME...............................                    $639,343                           $594,009
                                                                          ========                           ========

      NET INTEREST SPREAD (3).........................                                 4.52%                              4.25%

      EFFECT OF NON-INTEREST
       BEARING FUNDS..................................                                 0.44                               0.52
                                                                                   --------                           --------

      NET INTEREST MARGIN (4).........................                                 4.96%                              4.77%
                                                                                   ========                           ========



                                                                          1991
                                                           -----------------------------------
                                                                          Interest  Average
                                                               Average     Income/   Yield/
                                                               Balance     Expense     Rate
                                                           ------------   --------- --------
    LIABILITIES
    Interest-Bearing Liabilities
      Interest-Bearing Deposits
        NOW Accounts..................................        $940,726     $44,201     4.70%
        Savings Deposits..............................         882,445      41,173     4.67
        Money Market Deposit Accounts.................       2,265,628     105,067     4.64
        Short-Term Time Deposits......................       1,226,899      77,123     6.29
        Long-Term Time Deposits.......................       3,138,325     228,673     7.29
        Certificates of Deposits of $100,000 or More..         840,786      57,312     6.82
                                                             ---------    -------- --------
          Total Interest-Bearing Deposits.............       9,294,809     553,549     5.96
                                                             ---------    -------- --------
      Short-Term Borrowings
        Federal Funds Purchased and Securities
          Sold Under Agreements to Repurchase.........         903,851      50,596     5.60
        Commercial Paper..............................          18,268       1,267     6.94
        Other Short-Term Borrowings...................         122,058       7,104     5.82
                                                             ---------    -------- --------
          Total Short-Term Borrowings.................       1,044,177      58,967     5.65
                                                             ---------    -------- --------
      Long-Term Debt and Other Borrowings.............         151,632      11,159     7.36
                                                             ---------    -------- --------
          Total Interest-Bearing Liabilities..........      10,490,618     623,675     5.95
                                                             ---------    -------- --------
    Non-Interest Sources to Fund Interest-Earning Assets
      Non-Interest Bearing Deposits...................       1,298,762          --     0.00
      Other Liabilities...............................         211,688          --     0.00
      Shareholders' Equity.............................        868,063          --       --
                                                             ---------    -------- --------
          Total Non-Interest Sources to Fund
            Interest-Earning Assets...................       2,378,513          --     0.00
                                                             ---------    -------- --------
          Total Liabilities and Shareholders' Equity,
            Interest Expense..........................     $12,869,131     623,675     4.85%
                                                             =========    -------- --------
    NET INTEREST INCOME...............................                    $526,246
                                                                          ========

      NET INTEREST SPREAD (3).........................                                 3.82%

      EFFECT OF NON-INTEREST
       BEARING FUNDS..................................                                 0.65
                                                                                   --------

      NET INTEREST MARGIN (4).........................                                 4.47%
                                                                                   ========

(1) The indicated interest income and average yields are presented on a taxable-equivalent basis. The taxable-equivalent adjustments included above are $22,051, $20,826, and $26,210 for the years 1993, 1992, and 1991, respectively. The effective tax rates used for the taxable-equivalent adjustment were 35% for 1993 and 34% for 1992 and 1991.
(2)    Loan fees of $14,616, $15,951, and $13,339 for the years
       1993, 1992 and 1991, respectively, are included in interest income. Average loan balances include non-accruing loans.
(3) Net Interest Spread is the arithmetic difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.
(4) Net Interest Margin is computed by dividing net interest income by average interest-earning assets.

    TABLE 3: VOLUME-RATE ANALYSIS OF CHANGES IN NET
    INTEREST INCOME
    (Dollars in Thousands)

                                                                    1993/1992 (2)                           1992/1991 (2)
                                                         ----------------------------------       ---------------------------------
                                                    Increase (Decrease) in Interest Income/  Increase (Decrease) in Interest Income/
                                                            Expense Due To Changes In             Expense Due To Changes In
                                                         ----------------------------------       ---------------------------------
                                                           Volume       Rate        Total           Volume       Rate        Total
    INTEREST INCOME
    ---------------
    Short-Term Investments
      Interest-Bearing Deposits in Other Banks......      ($2,959)    ($1,493)    ($4,452)          $4,750     ($2,286)     $2,464
      Federal Funds Sold and Securities
        Purchased Under Agreements to Resell........        1,253          93       1,346              544        (376)        168

                                                          -------     -------     -------          -------     -------     -------
        Total Short-Term Investments................       (1,706)     (1,400)     (3,106)           5,294      (2,662)      2,632
                                                          -------     -------     -------          -------     -------     -------
    Investment Securities
      Taxable.......................................      (17,466)    (31,309)    (48,775)          47,358     (30,848)     16,510
      Non-Taxable (1)...............................        3,543      (4,945)     (1,402)          (8,123)     (1,914)    (10,037)
                                                          -------     -------     -------          -------     -------     -------
        Total Investment Securities (1).............      (13,923)    (36,254)    (50,177)          39,235     (32,762)      6,473
    Investment Securities Available for Sale (1)....       31,139         (74)     31,065           18,137           -      18,137
    Trading Account Securities                              4,354       2,001       6,355              583      (2,029)     (1,446)
    Mortgage Loans Held For Sale....................         (244)     (3,981)     (4,225)          14,930      (4,397)     10,533

    Loans
      Commercial (1)................................        4,533     (21,939)    (17,406)         (15,380)    (75,359)    (90,739)
      Real Estate-Residential.......................      (15,366)    (11,543)    (26,909)         (29,936)     (1,722)    (31,658)
      Consumer......................................       29,987     (18,850)     11,137            6,091     (32,937)    (26,846)
                                                          -------     -------     -------          -------     -------     -------
        Total Loans ................................       19,154     (52,332)    (33,178)         (39,225)   (110,018)   (149,243)
                                                          -------     -------     -------          -------     -------     -------
        Total Interest Income ......................      $38,774    ($92,040)   ($53,266)         $38,954   ($151,868)  ($112,914)
                                                          -------     -------     -------          -------     -------     -------




                                                                    1993/1992 (2)                           1992/1991 (2)
                                                         ----------------------------------       ---------------------------------
                                                    Increase (Decrease) in Interest Income/  Increase (Decrease) in Interest Income/
                                                            Expense Due To Changes In             Expense Due To Changes In
                                                         ----------------------------------       ---------------------------------
                                                           Volume       Rate        Total           Volume       Rate        Total
                                                        ----------  ----------  ----------       ----------  ----------  ----------
    INTEREST EXPENSE
    ----------------
    Interest-Bearing Deposits
      NOW Accounts..................................       $4,716    ($13,080)    ($8,364)          $7,634    ($20,567)   ($12,933)
      Savings Deposits..............................       11,801     (17,436)     (5,635)          17,896     (12,978)      4,918
      Money Market Deposit Accounts.................       (1,615)    (16,728)    (18,343)           9,023     (52,704)    (43,681)
      Short-Term Time Deposits......................       (6,282)     (3,771)    (10,053)          (9,574)    (24,917)    (34,491)
      Long-Term Time Deposits.......................      (20,137)    (37,118)    (57,255)          (8,002)    (46,501)    (54,503)
      Certificates of Deposit of $100,000 or More...       (8,027)     (4,676)    (12,703)          (5,840)    (10,844)    (16,684)
                                                          -------     -------     -------          -------     -------     -------
        Total Interest-Bearing Deposits.............      (19,544)    (92,809)   (112,353)          11,137    (168,511)   (157,374)
                                                          -------     -------     -------          -------     -------     -------
    Short-Term Borrowings
      Federal Funds Purchased and Securities Sold
        Under Agreements to Repurchase..............        3,777      (4,118)       (341)          (8,825)    (17,006)    (25,831)
      Commercial Paper..............................         (235)        (70)       (305)            (454)       (439)       (893)
      Other Short-Term Borrowings...................        2,182        (377)      1,805              (36)     (2,848)     (2,884)
                                                          -------     -------     -------          -------     -------     -------
        Total Short-Term Borrowings.................        5,724      (4,565)      1,159           (9,315)    (20,293)    (29,608)
                                                          -------     -------     -------          -------     -------     -------
    Long-Term Debt and Other Borrowings.............       13,392        (798)     12,594            6,474        (169)      6,305
                                                          -------     -------     -------          -------     -------     -------
        Total Interest Expense......................         (428)    (98,172)    (98,600)           8,296    (188,973)   (180,677)
                                                          -------     -------     -------          -------     -------     -------
    Increase in Net Interest Income......                 $39,202      $6,132     $45,334          $30,658     $37,105     $67,763
                                                          =======     =======     =======          =======     =======     =======

(1) The indicated interest changes are presented on a taxable equivalent basis, using an effective tax rate of 35% for 1993 and 34% for 1992 and 1991.
(2) The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to the allocation.

 TABLE 4:      INTEREST RATE SENSITIVITY
 December 31, 1993
 (Dollars In Thousands)

                                                                                Maturity/Repricing Schedule
                                                      ------------ ------------ ------------ ------------ ------------ ------------
                                                           Within       Two To      Four To     Seven To         Over
                                                              One        Three        Six         Twelve       Twelve
                                                            Month       Months       Months       Months       Months        Total
                                                      ------------ ------------ ------------ ------------ ------------ ------------
Interest-Earning Assets
    Short-Term Investments and Trading Account
       Securities....................................     $81,809      $46,234      $25,022         $105           --     $153,170
    Investment Securities and Investment Securities
       Available for Sale............................     227,139      256,642      235,591      400,801   $1,939,974    3,060,147
    Loans............................................   4,378,921      880,140      423,134      725,734    3,235,959    9,643,888
                                                      ------------ ------------ ------------ ------------ ------------ ------------
       Total Interest-Earning Assets.................   4,687,869    1,183,016      683,747    1,126,640    5,175,933   12,857,205
                                                      ------------ ------------ ------------ ------------ ------------ ------------
   Funding Sources
    NOW and Savings Deposits.........................   3,334,769           --           --           --           --    3,334,769
    Money Market Deposit Accounts....................   2,385,937           --           --           --           --    2,385,937
    Time Deposits....................................     736,855      511,917      631,000      623,816    1,272,432    3,776,020
    Short-Term Borrowings............................     791,723           --           --           --           --      791,723
    Long-Term Debt and Other Borrowings..............       3,300       75,698          992        2,511      338,790      421,291
                                                      ------------ ------------ ------------ ------------ ------------ ------------
       Total Interest-Bearing Liabilities............   7,252,584      587,615      631,992      626,327    1,611,222   10,709,740
                                                      ------------ ------------ ------------ ------------ ------------ ------------
  Demand Deposits, Shareholders' Equity,
     and Other Non-Interest Bearing
     Funds, Net......................................     201,929      (11,736)          --      (15,715)   1,972,987    2,147,465
 Interest Rate Swaps.................................     625,000    1,285,000     (100,000)    (350,000)  (1,460,000)          --
 Tender Option Bonds and Other Off-Balance Sheet
    Items............................................      24,135       58,955       48,435       89,499     (221,024)          --
                                                      ------------ ------------ ------------ ------------ ------------ ------------
       Total Funding Sources.........................   8,103,648    1,919,834      580,427      350,111    1,903,185  $12,857,205
                                                      ------------ ------------ ------------ ------------ ------------ ===========
 Interest Sensitivity Gap............................  (3,415,779)    (736,818)     103,320      776,529    3,272,748
 Managerial Adjustments..............................   3,110,689      412,386     (149,268)    (722,474)  (2,651,333)
                                                      ------------ ------------ ------------ ------------ ------------
 Adjusted Interest Sensitivity Gap...................    (305,090)    (324,432)     (45,948)      54,055     $621,415
                                                      ============ ============ ============ ============ ============
 Cumulative Interest Sensitivity Gap.................  (3,415,779)  (4,152,597)  (4,049,277)  (3,272,748)
                                                      ============ ============ ============ ============

 Cumulative Adjusted Interest Sensitivity Gap........   ($305,090)   ($629,522)   ($675,470)   ($621,415)
                                                      ============ ============ ============ ============
 Cumulative Adjusted Interest Sensitivity
      Gap as a Percent of Interest-Earning Assets....        -2.4%        -4.9%        -5.3%        -4.8%

TABLE 5: Loans
December 31,
(Dollars in Thousands)

                                                       1993             1992            1991            1990            1989
                                                --------------- --------------- --------------- --------------- ---------------
                                                  Amount     %    Amount     %    Amount     %    Amount     %    Amount     %
                                                ---------- ---- ---------- ---- ---------- ---- ---------- ---- ---------- ----
Commercial Loans
  Real Estate - Commercial Mortgage............ $1,620,876  18% $1,581,188  18% $1,524,219  18% $1,493,751  16% $1,425,212  16%
  Real Estate - Construction...................    261,847   3     286,205   3     400,827   4     475,280   5     389,529   4
  Commercial, Financial and Agricultural.......  3,564,387  40   3,379,190  40   3,386,655  40   3,418,086  36   3,176,563  36
                                                ---------- ---- ---------- ---- ---------- ---- ---------- ---- ---------- ----
      Total Commercial Loans.................... 5,447,110  61   5,246,583  61   5,311,701  62   5,387,117  57   4,991,304  56
                                                ---------- ---- ---------- ---- ---------- ---- ---------- ---- ---------- ----
Real Estate - Residential......................    993,459  11   1,057,576  13   1,285,102  15   1,550,483  16   1,523,357  17
Consumer Loans
  Real Estate - Home Equity....................    680,440   7     581,500   7     482,172   5     426,740   4     359,464   4
  Revolving Credit.............................     79,613   1      77,847   1      67,257   1      50,334   1     359,362   4
  Consumer Loans Held for Sale.................         --   -          --   -          --   -     625,283   7          --   -
  Other Consumer Loans.........................  1,787,422  20   1,588,091  18   1,351,818  17   1,400,937  15   1,743,357  19
                                                ---------- ---- ---------- ---- ---------- ---- ---------- ---- ---------- ----
     Total Consumer Loans......................  2,547,475  28   2,247,438  26   1,901,247  23   2,503,294  27   2,462,183  27
                                                ---------- ---- ---------- ---- ---------- ---- ---------- ---- ---------- ----
      Total Loans, Net of Unearned Discount.... $8,988,044 100% $8,551,597 100% $8,498,050 100% $9,440,894 100% $8,976,844 100%
                                                ========== === =========== ==== ========== ==== ========== ==== ========== ====

TABLE 6: COMMERCIAL LOAN MATURITIES AND INTEREST SENSITIVITY
- -------------------------------------------------------------
December 31, 1993
(Dollars in Thousands)

                                                          One Year      One Through       Over          Total
                                                           or Less      Five Years     Five Years        Loans
                                                            ---------     ----------     ----------    -----------

Commercial, Financial and Agricultural
  (includes Real Estate-Commercial Mortgage)..........     $2,488,911     $1,459,909     $1,236,443     $5,185,263
Real Estate Construction..............................        159,166        102,681             --        261,847
                                                            ---------      ---------      ---------      ---------
    Total.............................................     $2,648,077     $1,562,590     $1,236,443     $5,447,110
                                                            =========      =========      =========      =========

Loans with Predetermined Rates........................       $620,349       $773,053       $675,428     $2,068,830
Loans with Variable Rates.............................      2,027,728        789,537        561,015      3,378,280
                                                            ---------      ---------      ---------      ---------
    Total.............................................     $2,648,077     $1,562,590     $1,236,443     $5,447,110
                                                            =========      =========      =========      =========

The maturity of loans is based upon contractual terms. Meridian may, however, extend the stated maturity at prevailing rates and terms for economic and market reasons.

TABLE 7:  SECURITIES YIELDS BY MATURITY

December 31, 1993
(Dollars in Thousands)

                                                                           After                 After
                                                                         One Year              Five Years
                                                 Within                 But Within             But Within
                                                One Year                Five Year               Ten Years
                                            Amount         Yield      Amount      Yield     Amount      Yield
                                           ---------     ---------  ----------  ---------  ---------  ---------
Investment Securities

  United States Government Securities      $194,337          5.92%   $428,674       4.96%    $7,067       6.15%

  Mortgage-Backed Securities                 53,063          6.00%    461,334       6.06%   457,022       5.55%

  State and Municipal Securities             31,537          6.86%    130,481       7.79%   108,202       8.02%

  Other Securities                           61,767  (1)     4.08%    120,272       5.76%    27,758       4.91%
                                           ---------     ---------  ----------  ---------  ---------  ---------
     Total Carrying Value................   340,704          5.69%  1,140,761       5.81%   600,049       5.97%
                                           =========     =========  ==========  =========  =========  =========
Investment Securities Available For Sale

  United States Government Securities        24,131          7.35%     78,855       5.60%       100       7.87%

   Mortgage-Backed Securities                     -             -      71,694       8.00%    18,451       6.22%

   State and Municipal Securities             7,894         14.03%     19,178      12.86%     1,000      13.26%

   Other Securities                           3,947  (1)     4.82%        613       5.23%        24      12.00%
                                           ---------     ---------  ----------  ---------  ---------  ---------
     Total Carrying Value................    35,972          8.54%    170,340       7.43%    19,575       6.60%
                                           =========     =========  ==========  =========  =========  =========


                                                After
                                                Ten Years                   Total
                                            Amount         Yield      Amount      Yield
                                           ---------     ---------  ----------  ---------
Investment Securities

  United States Government Securities          $260          7.63%   $630,338       5.27%

  Mortgage-Backed Securities                583,703          5.81%  1,555,122       5.81%

  State and Municipal Securities            105,362          9.11%    375,582       8.14%

  Other Securities                           13,645          4.12%    223,442       5.09%
                                           ---------     ---------  ----------  ---------
     Total Carrying Value................   702,970          6.27%  2,784,484       5.94%
                                           =========     =========  ==========  =========
Investment Securities Available For Sale

  United States Government Securities             -             -     103,086       6.01%

   Mortgage-Backed Securities                35,008          5.11%    125,153       6.93%

   State and Municipal Securities             6,234         12.40%     34,306      13.06%

   Other Securities                           8,534          5.07%     13,118       5.01%
                                           ---------     ---------  ----------  ---------
     Total Carrying Value................    49,776          6.02%    275,663       7.26%
                                           =========     =========  ==========  =========

(1) Includes primarily stock and other securities with no stated maturity.

The weighted average yields are based on carrying value with effective yields weighted for the contractual or expected maturity of each security. Where applicable, yields are calculated on a taxable equivalent basis using a 35% tax rate.


TABLE 8:  Deposits by Major Classification

                                                  --------------------------------------
                                                     1993         1992         1991
                                                  ------------ ------------ ------------
December 31,
(Dollars in Thousands)

Non-Interest Bearing Deposits...................   $1,849,425   $1,824,878   $1,514,474
NOW Accounts....................................    1,467,758    1,334,441    1,080,687
Savings Deposits................................    1,867,011    1,606,985    1,009,094
Money Market Deposit Accounts...................    2,385,937    2,498,290    2,288,650
Short-Term Time Deposits........................      794,012      952,396    1,162,942
Long-Term Time Deposits.........................    2,504,231    2,901,184    3,040,908
Certificates of Deposit of $100,000 or More.....      477,777      656,528      851,378
                                                  ------------ ------------ ------------
    Total.......................................  $11,346,151  $11,774,702  $10,948,133
                                                  ============ ============ ============

TABLE 9:  DEPOSITS BY TYPE OF DEPOSITOR

                                                  ---------------------------------------
December 31,                                          1993          1992         1991
(Dollars in Thousands)                            ------------- ------------ ------------

Individuals, Partnerships and Corporations.......  $10,755,408  $11,038,400  $10,279,109
United States Government.........................       21,652       31,842       23,095
State and Political Subdivisions.................      400,539      496,207      495,805
Commercial Banks.................................       54,002       61,996       38,994
Other............................................      114,550      146,257      111,130
                                                  ------------- ------------ ------------
    Total........................................  $11,346,151  $11,774,702  $10,948,133
                                                  ============= ============ ============

TABLE 10:  MATURITY OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

                                     ----------------------------------
December 31,                             1993        1992         1991
(Dollars in Thousands)               ---------   ---------   ----------

Three Months or Less................ $230,855    $317,538     $428,503
Over Three Through Six Months.......   65,383     104,448       77,435
Over Six Through Twelve Months......   52,868      95,837      150,367
Over Twelve Months..................  128,671     138,705      195,073
                                     ---------   ---------   ----------
    Total........................... $477,777    $656,528     $851,378
                                     =========   =========   ==========

TABLE 11:  ALLOWANCE FOR POSSIBLE LOAN LOSSES
(Dollars in Thousands)

                                                         1993          1992          1991          1990          1989
                                                  ------------  ------------  ------------  ------------  ------------
Balance at Beginning of Period...................    $165,512      $179,167      $157,505       $97,730       $92,494
                                                  ------------  ------------  ------------  ------------  ------------
Additions (Deductions)
  Acquired Allowances............................       3,094         2,154             -           737             -
                                                  ------------  ------------  ------------  ------------  ------------
  Loans Charged-Off
    Commercial (includes Commercial Real Estate).     (46,431)      (80,206)      (69,784)      (64,760)      (16,434)
    Real Estate - Residential....................      (1,593)         (802)         (416)         (115)         (151)
    Consumer.....................................     (14,486)      (14,178)      (21,951)      (23,229)      (14,944)
                                                  ------------  ------------  ------------  ------------  ------------
      Total Loans Charged-Off....................     (62,510)      (95,186)      (92,151)      (88,104)      (31,529)
                                                  ------------  ------------  ------------  ------------  ------------
  Recoveries on Charged-Off Loans
    Commercial (includes Commercial Real Estate).       6,570         5,976         2,949         2,788         3,697
    Real Estate - Residential....................         163            57            15            46             5
    Consumer.....................................       4,458         4,517         4,099         3,562         2,546
                                                  ------------  ------------  ------------  ------------  ------------
      Total Recoveries on Charged-Off Loans......      11,191        10,550         7,063         6,396         6,248
                                                  ------------  ------------  ------------  ------------  ------------
  Net Loans Charged-Off..........................     (51,319)      (84,636)      (85,088)      (81,708)      (25,281)
                                                  ------------  ------------  ------------  ------------  ------------
  Provision Charged to Operating Expense.........      56,101        68,827       106,750       140,746        30,517
                                                  ------------  ------------  ------------  ------------  ------------
Balance at End of Period.........................    $173,388      $165,512      $179,167      $157,505       $97,730
                                                  ============  ============  ============  ============  ============

Total Loans

  Average........................................  $8,668,482    $8,442,214    $8,839,384    $9,371,994    $7,910,293

  Year-End.......................................  $8,988,044    $8,551,597    $8,498,050    $9,440,894    $8,976,844


RATIOS
Net Loans Charged-Off To
  Average Loans..................................        0.59%         1.00%         0.96%         0.87%         0.32%
  Loans at Year-End..............................        0.57          0.99          1.00          0.87          0.28
  Allowance for Possible Loan Losses.............       29.60         51.14         47.49         51.88         25.87
  Provision for Possible Loan Losses.............       91.48        122.97         79.71         58.05         82.84
Allowance for Possible Loan Losses to
  Average Loans..................................        2.00          1.96          2.03          1.68          1.24
  Loans at Year-End..............................        1.93          1.94          2.11          1.67          1.09


TABLE 12:  ALLOCATION OF ALLOWANCE FOR POSSIBLE LOAN LOSSES



December 31,                        1993                    1992                    1991
(Dollars in Thousands)     ----------   --------   ----------    -------   ----------   --------
                             Amount     % Loans       Amount     % Loans       Amount    % Loans
                           ----------   --------   ----------    -------   ----------   --------

Commercial.................  $98,821         61%    $114,933 (1)     61%     $62,799         62%
Real Estate - Residential..    7,000         11          706         13          867         15
Consumer...................   20,958         28       19,941         26       17,953         23
Unallocated................   46,609          -       29,932 (1)      -       97,548          -
                           ----------   --------   ----------    -------   ----------   --------
    Total.................. $173,388        100%    $165,512        100%    $179,167        100%
                           ==========   ========   ==========    =======   ==========   ========


December 31,                        1990                    1989
                           ----------   --------   ----------   --------
                              Amount    % Loans       Amount    % Loans
                           ----------   --------   ----------   --------
Commercial.................  $69,634         57%     $43,440         56%
Real Estate - Residential..    1,368         16        1,653         17
Consumer...................   25,319         27       18,095         27
Unallocated................   61,184          -       34,542          -
                           ----------   --------   ----------   --------
    Total.................. $157,505        100%     $97,730        100%
                           ==========   ========   ==========   ========

(1) Beginning in 1992, the method of allocating the allowance to individual commercial loans was charged.  Allocations are now based primarily on historical chargeoff experience for each credit risk category of commercial loans.


TABLE 13: CREDIT QUALITY


December 31,                                              1993       1992      1991      1990      1989
(Dollars in Thousands)                                  --------- ---------- --------- --------- ---------

Non-Accrual Loans
  Commercial
    Real Estate - Commercial Mortgage................    $30,544    $36,326   $35,479   $34,867   $18,495
    Real Estate - Construction.......................      2,834     10,283    20,210    26,829    10,800
    Commercial, Financial and Agricultural...........     59,882     77,078    95,763    78,014    49,868
                                                        --------- ---------- --------- --------- ---------
      Total Commercial...............................     93,260    123,687   151,452   139,710    79,163
  Real Estate - Residential..........................     29,843     18,105    10,857     8,168     1,747
  Consumer...........................................       1162        957       714       497       508
                                                        --------- ---------- --------- --------- ---------
      Total Non-Accrual Loans........................    124,265    142,749   163,023   148,375    81,418



Restructured Loans
    Real Estate - Commercial Mortgage................        908          -     3,127         -         -
    Real Estate - Construction.......................      1,419         46        53       360        65
    Commercial, Financial and Agricultural...........      1,004        846     3,077     4,053     7,042
                                                        --------- ---------- --------- --------- ---------
      Total Restructured Loans.......................      3,331        892     6,257     4,413     7,107
                                                        --------- ---------- --------- --------- ---------
        TOTAL NON-PERFORMING LOANS...................    127,596    143,641   169,280   152,788    88,525
                                                        --------- ---------- --------- --------- ---------

Assets Acquired in Foreclosures and Assets
  considered to be in an In-Substance Foreclosure
  Status
    Foreclosed Real Estate...........................     29,497     28,811    20,733     8,628     2,422
    Assets Related to Consumer Loans.................      1,265      2,235     1,694     2,617     2,427
    In-Substance Foreclosures........................     20,454     39,501    54,773    21,974         -
                                                        --------- ---------- --------- --------- ---------
      Total Assets Acquired..........................     51,216     70,547    77,200    33,219     4,849
                                                        --------- ---------- --------- --------- ---------
        TOTAL NON-PERFORMING ASSETS..................   $178,812   $214,188  $246,480  $186,007   $93,374
                                                        ========= ========== ========= ========= =========

Allowance for Possible Loan Losses as a Percentage of
  Loans..............................................       1.93%      1.94%     2.11%     1.67%     1.09%
  Non-Performing Loans...............................        136%       115%      106%      103%      110%
  Non-Performing Assets..............................         97%        77%       73%       85%      105%
Non-Performing Loans as a Percentage
  of Loans...........................................       1.42%      1.68%     1.99%     1.62%     0.99%
Non-Performing Assets as a Percentage
  of Loans and Assets Acquired in Foreclosures.......       1.98%      2.48%     2.87%     1.96%     1.04%
Loans Past Due 90 or more Days as to Interest or
  Principal not Included Above (Includes $8,033 of
   Real Estate Residential as of December 31, 1993)..    $24,798    $41,083   $54,666   $56,431   $48,339
Non-Performing Assets and Loans Past Due
  90 or more Days as to Interest or Principal........   $203,610   $255,271  $301,146  $242,438  $141,713
Non-Performing Assets and Loans Past Due
  90 or more Days as to Interest or Principal as
  a Percentage of Loans and Assets Acquired
  in Foreclosures.....................................      2.25%      2.96%     3.51%     2.56%     1.58%

    Table 14: CHANGE IN NON-PERFORMING ASSETS
    (Dollars in Thousands)



                                                                       1993            1992
                                                                -----------     -----------

    TOTAL NON-PERFORMING ASSETS AT BEGINNING OF PERIOD.....       $214,188        $246,480

    NON-PERFORMING LOANS AT BEGINNING OF PERIOD............        143,641         169,280

            Additions......................................        113,132         156,779

            Payments.......................................        (37,831)        (55,605)
            Return to Accrual Status.......................        (12,620)        (14,772)
            Charge-offs....................................        (47,198)        (76,420)
            Transfers to Assets Acquired in Foreclosures...        (31,528)        (35,621)
                                                                  --------         -------
               Total Non-Performing Loans at End of Period.        127,596         143,641
                                                                  --------         -------

    ASSETS ACQUIRED IN FORECLOSURES AND ASSETS
      CONSIDERED TO BE IN AN IN-SUBSTANCE
       FORECLOSURE STATUS AT BEGINNING OF PERIOD...........         70,547          77,200

            Additions......................................         31,920          23,219

            Payments and Sales.............................        (60,461)        (39,005)
            Transfers from Non-Performing Loans............         31,528          35,621
            Writedowns.....................................        (22,318)        (26,488)
                                                                  --------         --------


               Total Assets Acquired at End of Period......         51,216          70,547
                                                                  --------        --------
    TOTAL NON-PERFORMING ASSETS AT
           END OF PERIOD...................................       $178,812        $214,188
                                                                  ========        ========

    Table 15:     Payment Performance of Non-Accrual Loans
    December 31, 1993
    (Dollars In Thousands)              Meridian's   Customer's   Accumulated
                                          Carrying   Contractual      Net
                                             Value      Balance   Charge-Offs
                                        -----------  -----------  -----------
    Contractually Past Due With
        Substantial Performance (1)....    $11,823      $16,313       $1,867
        Limited Performance (2)........     29,531       51,139       16,344
        No Performance (3).............     74,013      110,409       22,127
                                           -------      -------       ------
            Total......................    115,367      177,861       40,338
                                           -------      -------       ------

    Contractually Current, However,
      Full Payment is Doubtful (4).....      8,898       11,501        2,138
                                           -------      -------       ------
            Total Non-Accrual Loans....   $124,265     $189,362      $42,476
                                          ========     ========      =======

    (1) Borrower has paid at least 85% of contractual obligations over the past six months.

    (2) Borrower has paid between 25% and 85% of contractual obligations over the past six months.

    (3) Borrower has paid less than 25% of contractual obligations over the past six months.

    (4) Although contractually current, the borrower is in a specified period of demonstrating payment performance or the loan has a prior charge-off.

    Table 16) Commercial Loans by Major Industry Classification


    December 31,                            1993                              1992
    (Dollars in Thousands)               Total Loans       Non-Accrual     Total Loans         Non-Accrual
                                         Outstanding  %       Loans   %    Outstanding   %         Loans    %
                                         ----------- ----  --------- ----  -----------  -----  ---------  -----

    Agriculture........................    $162,581    3%      $728    1%    $136,171      3%       $395     *
    Mining.............................      15,837    *        274    *       17,181      *         292     *
    Construction.......................     218,104    4      3,211    3      193,552      4       2,348     2%
    Manufacturing......................   1,004,135   18     22,700   24      887,588     17      25,500    21
    Transportation, Communication and
       Public Utilities.................    301,144    6      1,494    2      342,725      6       2,002     2
    Wholesale Trade.....................    330,360    6      3,072    3      310,011      6       4,042     3
    Retail Trade........................    721,615   13     16,869   18      694,639     13      25,228    21
    Finance, Insurance and
      Real Estate.......................  1,191,568   22     22,182   24    1,250,714     24      37,549    30
    Services............................  1,342,383   25     21,149   23    1,260,108     24      25,183    20
    Public Administration...............      9,891    *          -    -       10,565      *           -     -
    Other...............................    149,492    3      1,581    2      143,329      3       1,148     1
                                         ----------  ---    -------  ---   ----------    ---    --------   ---
         Total.......................... $5,447,110  100%   $93,260  100%  $5,246,583    100%   $123,687   100%
                                         ==========  ===    =======  ===   ==========    ===    ========   ===

    * Less than one percent

    TABLE 17:       COMMERCIAL REAL ESTATE
    December 31,
    (Dollars in Thousands)

    Outstanding Loans
                                                                                            Total                      Total
                              Investor-Developer           Owner-Occupied                1993                       1992
                           Commercial                 Commercial               Commercial                  Commercial
                          Mortgage   Construction    Mortgage  Construction    Mortgage     Construction   Mortgage     Construction
                          ---------  -----------     --------- ------------   -----------   ----------    -----------   ------------
 Apartment Buildings...... $215,458       $2,220             -            -      $215,458       $2,220       $226,884    $2,837
 Office Buildings.........  156,278       16,067      $175,010       $4,012       331,288       20,079        310,115    36,414
 Residential Properties...                82,581             -            -             -       82,581         16,814    90,544
 Shopping Centers.........  134,960       33,442        52,761        1,185       187,721       34,627        183,625    32,613
 Land.....................        -       44,170             -            -             -       44,170              -    43,089
 Industrial Plants........   92,351       20,554       203,837        3,224       296,188       23,778        287,970    31,753
 Hotel/Motel/Restaurant...  125,907        2,381             -            -       125,907        2,381        130,182     1,546
 Healthcare Facilities....        -            -       111,147       25,928       111,147       25,928        106,793    15,812
 Other....................  124,204       14,306       228,963       11,777       353,167       26,083        318,805    31,597
                           --------     --------      --------      -------    ----------     --------     ----------  --------
   Total.................. $849,158     $215,721      $771,718      $46,126    $1,620,876(1)  $261,847(1)  $1,581,188  $286,205
                           ========     ========      ========      =======    ==========     ========     ==========  ========

    (1)The geographic distribution by state is as follows:  Pennsylvania $1,517,012 (81%), Delaware $248,441 (13%), New Jersey
      $85,155 (5%), and all other states $32,115 (1%).

    Non-Accrual Loans
                                                           Owner-           Total                         Total
                                 Investor-Developer       Occupied           1993                         1992
                              Commercial                 Commercial Commercial                  Commercial
                              Mortgage   Construction    Mortgage    Mortgage     Construction   Mortgage     Construction
                              ---------  -----------     --------- ------------   -----------   ----------    -----------
    Apartment Buildings......   $6,403            -             -       $6,403             -       $4,901           $386
    Office Buildings.........    2,765            -          $806        3,571             -        8,900              -
    Residential Properties...        -       $1,346             -            -        $1,346            -          5,318
    Shopping Centers.........    2,996          203           471        3,467           203        4,933              -
    Land.....................        -          991             -            -           991            -          4,268
    Industrial Plants........      545            -         2,730        3,275             -        3,524              -
    Hotel/Motel/Restaurant...    7,603          294         2,154        9,757           294        3,318            311
    Other....................    3,524            -           547        4,071             -       10,750              -
                              ---------  ----------      --------      -------        ------      -------        -------
      Total..................  $23,836       $2,834        $6,708      $30,544 (2)    $2,834 (2)  $36,326        $10,283
                               =======   ==========      ========      =======        ======      =======        =======

    (2)The geographic distribution by state is as follows:  Pennsylvania $30,028 (90%), Delaware $2,113 (6%), New Jersey $1,237
      (4%).

                                              1993           1992
    Assets Acquired in Foreclosures (3)
    Apartment Buildings.................        $23        $2,855
    Office Buildings....................     14,722        15,430
    Residential Properties..............      5,227           243
    Shopping Centers....................        105         8,584
    Land................................      8,878        13,026
    Industrial Plants...................      7,056         5,514
    Hotel/Motel/Restaurant..............        873         8,023
    Other...............................      3,016         5,301
                                            -------       -------
      Total.............................    $39,900(4)    $58,976
                                            =======       =======

    (3) Includes Assets Considered to be in an In-Substance Foreclosure status
    (4) The geographic distribution by state is as follows:  Pennsylvania $29,408 (74%),
          New Jersey $6,756 (17%) and all other states $3,736 (9%).
/TABLE

    TABLE 18:  Composition of Other Income
    (Dollars in thousands)

                                                                                                   Percent Change
                                                                      1993      1992      1991    1993/92   1992/91
                                                                   --------- --------- --------- --------- ---------
    Trust
            Personal Fees                                           $14,499   $13,588   $14,716         7%       -8%
            Corporate and Institutional Fees                         19,715    18,188    15,914         8        14
            Investment Advisory Services Fees                         4,067     3,899     2,542         4        53
            Other                                                     3,398     2,831     5,125        20       -45
                                                                   --------- --------- --------- --------- ---------
                    Total                                            41,679    38,506    38,297         8         1
                                                                   --------- --------- --------- --------- ---------
    Mortgage Banking
            Servicing Fees                                           30,052    34,011    33,132       -12         3
               Amortization of and Reserves for Purchased Mortgage
                  Servicing Rights and Other Servicing-Related
                  Assets                                            (33,713)  (22,133)  (15,402)       52        44
                                                                   ---------  --------- --------  --------  --------
                     Net Servicing Fees                              (3,661)   11,878    17,730         -       -33
            Origination Fees                                         16,990    17,366     8,420        -2       106
            Other                                                    22,641    18,442    14,893        23        24
                                                                   --------- --------- --------- --------- ---------
                    Total                                            35,970    47,686    41,043       -25        16


    Broker-Dealer and Investment Banking
            Net Trading Gains                                        37,226    27,559    13,588        35       103
            Net Tender Option Bond Fees                              19,608    17,099    11,182        15        53
            Commissions and Related Fees                             12,126     7,996     5,850        52        37
            Other (Includes Net Realized/Unrealized
                Gains and Losses on Investments)                        411     1,556     5,643       -74       -72
                                                                   --------- --------- --------- --------- ---------
                    Total                                            69,371    54,210    36,263        28        49
                                                                   --------- --------- --------- --------- ---------

    Service Charges on Deposit Accounts                              53,827    48,967    39,112        10        25
    Fees for Other Customer Services                                 43,355    40,743    41,928         6        -3
    Net Securities Gains                                             25,280     2,764     3,919         -       -29
    Gain on Sale of Credit Card Portfolio                                 -         -    40,565         -         -
    Other Operating Income
            Gains on Sales of Loans and Other Assets                  1,947       229     6,689         -       -97
            Other                                                    13,841     9,773    13,384        42       -27
                                                                   --------- --------- --------- --------- ---------
                    Total                                            15,788    10,002    20,073        58       -50

                                                                   --------- --------- --------- --------- ---------
                             Total Other Income                    $285,270  $242,878  $261,200        17%       -7%
                                                                   ========= ========= ========= ========= =========

    TABLE 19:  Composition of Other Expenses
    (Dollars in thousands)

                                                                                        Percent Change
                                                                                    ------------------------
                                                       1993        1992        1991     1993/92     1992/91
                                                  ---------   ---------   ---------    ---------   ---------
    Salaries and Employee Benefits
        Salaries                                   $239,354    $212,414    $192,916          13%         10%
        Payroll taxes                                18,219      16,310      14,794          12          10
        Pension and Savings Plans                     9,969       6,781       9,365          47         -28
        Medical and Other Insurance                  27,960      18,180      18,114          54          --
        Other                                           624       1,847          49         -66          --
                                                  ---------   ---------   ---------    ---------   ---------
                   Total                            296,126     255,532     235,238          16           9
                                                  ---------   ---------   ---------    ---------   ---------

    Full-Time Equivalent Employees
        Banking                                       4,836       4,586       4,367           5           5
        Financial Services Companies                  1,325       1,358       1,126          -2          21
        Parent Company and Other Subsidiaries           756         797         757          -5           5
                                                  ---------   ---------   ---------    ---------   ---------
                   Total                              6,917       6,741       6,250           3           8
                                                  ---------   ---------   ---------    ---------   ---------

    Net Occupancy Expense                            42,578      41,259      39,610           3           4

    Equipment Expense                                38,005      37,087      32,834           2          13

    Provision for Mortgage Banking Restructuring     17,500          --          --          --          --

    Other Operating Expenses
        Accounting and Legal Fees                     7,664       6,811       5,643          13          21
        Other Professional Fees and Services         22,607      18,593      16,176          22          15
        Advertising and Customer Development         16,400      14,758      12,624          11          17
        Communications                               20,425      19,067      19,248           7          -1
        FDIC Deposit Insurance                       29,533      25,552      22,274          16          15
        Other Deposit Related Expenses                2,753       2,297       3,051          20         -25
        Stationery and Supplies                      10,810      10,306       9,656           5           7
        Loan Related Expenses                        41,488      33,026      16,684          26          98
        Foreclosed Real Estate Expenses              10,939      23,258       7,242         -53          --
        Taxes-Other Than Income                       9,495       8,755       7,974           8          10
        Transportation                                6,479       5,880       5,341          10          10
        Educational Development                       5,550       4,513       3,521          23          28
        Amortization of Intangibles                  11,082      11,202       8,457          -1          32
        Automated Teller Network Charges              6,602       5,457       5,023          21           9
        Merchant Credit Card Servicing               12,778      11,183       9,049          14          24
        Other                                        28,039      27,314      26,782           3           2
                                                  ---------   ---------   ---------    ---------   ---------
                   Total                            242,644     227,972     178,745           6          28
                                                  ---------   ---------   ---------    ---------   ---------

                             Total Other Expense   $636,853    $561,850    $486,427          13%         16%
                                                  =========   =========   =========    =========   =========

    Table 20) Capital Adequacy

    December 31,

                                                      1993             1992             1991
                                                -----------     ------------     ------------
    CONSOLIDATED

      Total Shareholders' Equity to Assets.....       8.42%            7.41%            7.18%
      Tangible Shareholders' Equity to Assets..       7.78             6.44             6.27

      Risk-Based Capital
           Tier 1..............................       9.60             8.78             8.36
           Tier 2..............................       4.07             2.83             2.01
                                                    ------           ------           ------
             Total (1)(2)......................      13.67  (3)       11.61            10.37
                                                    ======           ======           ======
      Leverage (1)(2)..........................       7.84  (3)        7.15             6.98
      Tangible Leverage........................       7.43             6.46             6.33

    BANKING

      Total Risk-Based Capital

        Meridian Bank..........................      12.23  (3)       10.59             9.73
        Delaware Trust Company.................      13.07            12.44            11.62
        Meridian Bank New Jersey...............      15.59               --               --

    (1) The minimum ratios required by the Federal Reserve Board guidelines are 4% for Tier 1 capital, 8% for total risk-based capital, and a leverage ratio of 3% plus an additional cushion of 100 to 200 basis points.

    (2) Federal Reserve Board guidelines define a well-capitalized institution as having a
          Tier 1 capital ratio of 6% or more, a total risk-based capital ratio of 10% or more, and a leverage ratio of 5% or more.

    (3) Excludes purchased mortgage servicing rights of $36 million.

    Table 21:  Risk-Based Capital
    (Dollars in Thousands)

                                                                     1993             1992
                                                                 ------------     ------------
    Risk-Based Capital at Beginning of Period...................  $1,318,710       $1,120,313
      Net Income for the Year...................................     157,761          136,705
      Common Stock Dividends Declared...........................     (67,541)         (48,359)
      Increase in Allowable Portion of Allowance For Possible
        Loan Losses.............................................       1,900            6,384
      Issuance of Stock Under Mergers, Dividend Reinvestment,
        Stock Option and Employee Benefit Plans.................      36,305           22,507
      Increase in Subordinated Debt and
        Other Transactions, Net.................................     123,294           81,160

                                                                 ------------     ------------
    Risk-Based Capital at End of Period (1).....................  $1,570,429       $1,318,710
                                                                 ============     ============

    (1) Composed of:

    Tier 1 Capital
      Common Stock..............................................    $290,760         $282,445
      Surplus...................................................     205,174          180,352
      Retained Earnings.........................................     650,378          579,064
                                                                 ------------     ------------
        Total Shareholders' Equity..............................   1,146,312        1,041,861
      Less Goodwill.............................................     (35,024)         (44,004)
      Less Certain Core Deposit and Other Intangibles...........      (8,880)              --
                                                                 ------------     ------------
        Total Tier 1 Capital....................................   1,102,408          997,857

    Tier 2 Capital
       Allowable Portion of Allowance for Possible Loan Losses..     144,150          142,250
       Allowable Portion of Subordinated Capital Notes..........     323,871          178,603
                                                                 ------------     ------------
        Total Tier 2 Capital....................................     468,021          320,853
                                                                 ------------     ------------
    Total Risk-Based Capital....................................  $1,570,429       $1,318,710
                                                                 ============     ============
    Risk-Based Capital in Excess of Regulatory Requirement......    $651,159         $410,618
                                                                 ============     ============

    Risk-Weighted Assets and Off-Balance Sheet Items............ $11,490,879      $11,351,145
                                                                 ============     ============

    Intangibles and Related Assets
      Goodwill..................................................     $35,024          $44,004
      Core Deposit and Other Intangibles........................      25,757           33,146
      Purchased Mortgage Servicing Rights.......................      36,000 (2)       70,144
                                                                 ------------     ------------
        Total...................................................     $96,781         $147,294
                                                                 ============     ============

    (2) Included in "mortgage loans and other assets held for sale" on the consolidated balance sheets.

    TABLE 22:  Price Range of Common Stock
    ----------------------------------------------------




    Quarter                                  High        Low        Close
    ---------                               ------      -----      -------
    1991
    ----

    First...............................   $16 3/4      $9 1/4     $15 3/8
    Second..............................    17 5/8      15 3/8      16
    Third...............................    20 1/2      16          19 1/4
    Fourth..............................    24 1/8      19 1/8      23 3/4

    1992
    ----
    First................................   26 5/8      22 1/8      26 1/4
    Second...............................   28          23          27 1/2
    Third................................   29 3/8      24 5/8      26 1/8
    Fourth...............................   32          26 1/8      31 7/8


    1993
    ----
    First................................   35-3/4      29-3/4      33
    Second...............................   34          26-3/4      32-1/2
    Third................................   34-5/8      30-1/4      32-7/8
    Fourth...............................   33-1/8      27-3/4      28-1/2

TABLE 23:  SUMMARIZED QUARTERLY FINANCIAL DATA
  (Dollars In Thousands, Except Per Share Data)

                                                                 --------------------1993-------------------------

                                                                   Fourth          Third         Second          First
                                                                  Quarter        Quarter        Quarter        Quarter
                                                                 --------       --------       --------       --------

Interest Income..............................................    $238,090       $241,574       $242,968       $239,058
Interest Expense.............................................      82,553         84,891         88,329         88,625
                                                                 --------       --------       --------       --------
Net Interest Income..........................................     155,537        156,683        154,639        150,433
Provision for Possible Loan Losses...........................      12,480         14,631         14,656         14,334
                                                                 --------       --------       --------       --------
Net Interest Income after
  Provision for Possible Loan Losses.........................     143,057        142,052        139,983        136,099
                                                                 --------       --------       --------       --------
Net Securities Gains.........................................         666          9,943          8,766          5,905
Other Income.................................................      75,461         75,359         63,856         45,313
Other Expenses...............................................     162,033        178,875 (1)    151,648        144,296
                                                                 --------       --------       --------       --------
Income Before Income Taxes and Cumulative Effect of Change
   in Accounting Principle...................................      57,151         48,479         60,957         43,021
Provision for Income Taxes...................................      15,084         13,850         17,417         12,716
                                                                 --------       --------       --------       --------
Income Before Cumulative Effect of Change in Accounting
   Principle.................................................      42,067         34,629         43,540         30,305
Cumulative Effect on Prior Years of Change in Method of
   Accounting for Income Taxes...............................           -              -              -          7,221
                                                                 --------       --------       --------       --------
Net Income...................................................     $42,067        $34,629        $43,540        $37,526
                                                                 ========       ========       ========       ========


Fully Diluted Earnings Per Share
    Income Before Cumulative Effect of Change in Accounting
       Principle.............................................       $0.73          $0.60          $0.75          $0.53
    Cumulative Effect on Prior Years of Change in Method of
       Accounting for Income Taxes...........................           -              -              -           0.13
    Net Income...............................................        0.73           0.60           0.75           0.66
Dividends Declared Per Common Share..........................        0.32           0.32           0.32           0.30
Dividends Paid Per Common Share..............................        0.32           0.32           0.32           0.30
Ratio of Dividends Declared to Net Income....................          45%            46%            39%            42%
Net Interest Margin (Taxable Equivalent Basis)...............        5.00%          4.97%          4.90%          4.98%
Return on Average Assets ....................................        1.18%          0.96%          1.22%          1.10%
Return on Average Common Shareholders'
  Equity ....................................................       14.34%         12.10%         15.85%         14.24%


At Quarter -End
  Loans......................................................  $8,988,044     $8,832,862     $8,626,402     $8,522,252
  Assets.....................................................  14,084,787     14,334,773     14,403,339     14,175,835
  Deposits...................................................  11,346,151     11,171,363     11,433,459     11,279,275
  Total Shareholders' Equity.................................   1,185,633      1,146,875      1,124,935      1,086,898
  Total Shareholders' Equity to Assets.......................        8.42%          8.00%          7.81%          7.67%
  Risk-Based Capital Ratio...................................       13.67%         13.16%         13.05%         12.91%
  Allowance for Possible Loan Losses to Loans................        1.93%          1.92%          1.95%          1.95%
  Allowance for Possible Loan Losses to
    Non-Performing Loans.....................................         136%           130%           125%           122%
  Non-Performing Assets as a Percentage of
    Period-End Loans and
    Assets Acquired in Foreclosures..........................        1.98%          2.18%          2.26%          2.39%


                                                                 ------------------1992-----------------------------

                                                                   Fourth          Third         Second          First
                                                                  Quarter        Quarter        Quarter        Quarter
                                                                 --------       --------       --------       --------

Interest Income..............................................    $258,701       $248,711       $253,807       $254,962
Interest Expense.............................................     101,789        104,868        114,051        122,290
                                                                 --------       --------       --------       --------
Net Interest Income..........................................     156,912        143,843        139,756        132,672
Provision for Possible Loan Losses...........................      15,542         16,165         18,263         18,857
                                                                 --------       --------       --------       --------
Net Interest Income after
  Provision for Possible Loan Losses.........................     141,370        127,678        121,493        113,815
                                                                 --------       --------       --------       --------
Net Securities Gains.........................................       1,638            344            201            581
Other Income.................................................      65,966         57,264         59,060         57,824
Other Expenses...............................................     163,085 (2)    139,131        131,961        127,673
                                                                 --------       --------       --------       --------
Income Before Income Taxes and Cumulative Effect of Change
   in Accounting Principle...................................      45,889         46,155         48,793         44,547
Provision for Income Taxes...................................       9,792         12,308         14,069         12,510
                                                                 --------       --------       --------       --------
Income Before Cumulative Effect of Change in Accounting
   Principle.................................................      36,097         33,847         34,724         32,037
Cumulative Effect on Prior Years of Change in Method of
   Accounting for Income Taxes...............................           -              -              -              -
                                                                 --------       --------       --------       --------
Net Income...................................................     $36,097        $33,847        $34,724        $32,037
                                                                 ========       ========       ========       ========


Fully Diluted Earnings Per Share
    Income Before Cumulative Effect of Change in Accounting
       Principle.............................................       $0.64          $0.60          $0.62          $0.58
    Cumulative Effect on Prior Years of Change in Method of
       Accounting for Income Taxes...........................           -              -              -              -
    Net Income...............................................        0.64           0.60           0.62           0.58
Dividends Declared Per Common Share..........................        0.30           0.30           0.30            (3)
Dividends Paid Per Common Share..............................        0.30           0.30           0.30           0.30
Ratio of Dividends Declared to Net Income....................          44%            45%            44%             6%
Net Interest Margin (Taxable Equivalent Basis)...............        5.07%          4.69%          4.69%          4.63%
Return on Average Assets ....................................        1.03%          0.97%          1.03%          0.98%
Return on Average Common Shareholders'
  Equity ....................................................       13.83%         13.28%         14.09%         13.30%


At Quarter -End
  Loans......................................................  $8,551,597     $8,405,704     $8,451,616     $8,479,547
  Assets.....................................................  14,290,325     13,956,374     13,900,973     13,534,918
  Deposits...................................................  11,774,702     11,411,042     11,699,103     11,452,356
  Total Shareholders' Equity.................................   1,059,319      1,024,954      1,004,101        983,031
  Total Shareholders' Equity to Assets.......................        7.41%          7.34%          7.22%          7.26%
  Risk-Based Capital Ratio...................................       11.61%         11.54%         10.59%         10.53%
  Allowance for Possible Loan Losses to Loans................        1.94%          2.11%          2.12%          2.13%
  Allowance for Possible Loan Losses to
    Non-Performing Loans.....................................         115%           113%           111%           106%
  Non-Performing Assets as a Percentage of
    Period-End Loans and
    Assets Acquired in Foreclosures..........................        2.48%          2.90%          2.92%          3.00%





Amounts in this Table have been rounded for presentation purposes and therefore may not equal annual totals.  The merger with Commonwealth Bancshares was completed in the third quarter of 1993.  Financial information for all prior periods has been restated to include the result of operations and financial position of Commonwealth.

(1)   Third quarter of 1993 includes a mortgage banking restructuring charge and one-time expenses related to the Commonwealth merger.
(2)   The increase in other expenses between the third and fourth quarters of 1992 resulted primarily from additional reserves and higher operating expenses in the mortgage banking subsidiary.
(3)   Reflects new dividend payment schedule adopted in the first quarter of 1992.

 ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


CONSOLIDATED BALANCE SHEETS
December 31,
(Dollars In Thousands)

                                                                  ----------------------------
                                                                          1993           1992
                                                                  -------------  -------------
ASSETS
Cash and Due from Banks...........................................    $587,587       $685,762
Short-Term Investments
  Interest-Bearing Deposits in Other Banks........................     101,860        166,049
  Federal Funds Sold and Securities
    Purchased Under Agreements to Resell..........................      14,694         50,260
                                                                  -------------  -------------
    Total Short-Term Investments..................................     116,554        216,309
Investment Securities                                             -------------  -------------
  (Fair Value $2,813,100 and $2,505,146 at December 31,
    1993 and 1992, Respectively)..................................   2,784,484      2,460,510
Investment Securities Available for Sale (Fair Value $288,152
     and $973,414 at December 31, 1993 and 1992, Respectively)....     275,663        945,217
Trading Account Securities........................................      36,616         65,257
Mortgage Loans and Other Assets Held for Sale.....................     655,844        497,111

Total Loans, Net of Unearned Discount.............................   8,988,044      8,551,597
      Less Allowance for Possible Loan Losses.....................     173,388        165,512
                                                                  -------------  -------------
        Net Loans.................................................   8,814,656      8,386,085
                                                                  -------------  -------------
Premises and Equipment............................................     241,584        235,908
Accrued Interest Receivable.......................................     103,250        101,953
Other Assets......................................................     468,549        696,213
                                                                  -------------  -------------
    TOTAL ASSETS.................................................. $14,084,787    $14,290,325
                                                                  =============  =============

LIABILITIES
Deposits
  Non-Interest Bearing Deposits...................................  $1,849,425     $1,824,879
  Interest-Bearing Deposits.......................................   9,496,726      9,949,823
                                                                  -------------  -------------
    Total Deposits................................................  11,346,151     11,774,702
                                                                  -------------  -------------
Short-Term Borrowings
  Federal Funds Purchased and Securities
    Sold Under Agreements to Repurchase...........................     540,255        711,677
  Commercial Paper................................................       2,500          5,000
  Other Short-Term Borrowings.....................................     248,968        160,417
                                                                  -------------  -------------
    Total Short-Term Borrowings...................................     791,723        877,094
                                                                  -------------  -------------
Long-Term Debt and Other Borrowings...............................     421,291        313,778
Accrued Interest Payable..........................................      59,581         60,137
Other Liabilities.................................................     280,408        205,295
                                                                  -------------  -------------
    TOTAL LIABILITIES.............................................  12,899,154     13,231,006
                                                                  -------------  -------------
COMMITMENTS AND CONTINGENCIES (Note 12)








SHAREHOLDERS' EQUITY
Preferred Stock (Par Value $25.00)
  Authorized - 25,000,000 Shares
Common Stock (Par Value $5.00)
  Authorized - 100,000,000 Shares
  Issued and Outstanding - 58,154,486 and 56,491,396
     shares at December 31, 1993 and 1992, Respectively...........     290,760        282,445
Surplus...........................................................     205,174        180,352
Retained Earnings.................................................     689,699        596,522
                                                                  -------------  -------------
    TOTAL SHAREHOLDERS' EQUITY....................................   1,185,633      1,059,319
                                                                  -------------  -------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............... $14,084,787    $14,290,325
                                                                  =============  =============

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
Year Ended December 31,

                                                         --------------- ---------------  ---------------
                                                                   1993            1992             1991
                                                         --------------- ---------------  ---------------
 (Dollars in Thousands)

INTEREST INCOME
  Interest and Fees on Loans............................       $705,893        $738,248         $884,591
  Interest on Investment Securities.....................        151,436         206,332          196,446
  Interest on Investment Securities Available for Sale..         51,963          17,095                -
  Interest on Trading Account Securities................          9,857           4,634            5,967
  Interest on Mortgage Loans Held for Sale..............         36,405          40,630           30,097
  Other Interest Income.................................          6,136           9,242            6,610
                                                         --------------- ---------------  ---------------
    Total Interest Income...............................        961,690       1,016,181        1,123,711
                                                         --------------- ---------------  ---------------

INTEREST EXPENSE
  Interest on Deposits..................................        283,822         396,175          553,550
  Interest on Short-Term Borrowings.....................         30,518          29,359           58,966
  Interest on Long-Term Debt and Other Borrowings.......         30,058          17,464           11,159
                                                         --------------- ---------------  ---------------
    Total Interest Expense..............................        344,398         442,998          623,675
                                                         --------------- ---------------  ---------------
NET INTEREST INCOME.....................................        617,292         573,183          500,036
PROVISION FOR POSSIBLE LOAN LOSSES......................         56,101          68,827          106,750
                                                         --------------- ---------------  ---------------
NET INTEREST INCOME AFTER PROVISION FOR
  POSSIBLE LOAN LOSSES..................................        561,191         504,356          393,286
                                                         --------------- ---------------  ---------------
OTHER INCOME
  Trust.................................................         41,679          38,506           38,297
  Mortgage Banking......................................         69,683          69,819           56,445
      Amortization of and Reserves for Purchased
         Mortgage Servicing Rights and Other
         Servicing-Related Assets.......................        (33,713)        (22,133)         (15,402)
                                                         --------------- ---------------  ---------------
            Net Mortgage Banking........................         35,970          47,686           41,043
  Broker-Dealer and Investment Banking..................         69,371          54,210           36,263
  Service Charges on Deposit Accounts...................         53,827          48,967           39,112
  Fees for Other Customer Services .....................         43,355          40,743           41,928
  Net Securities Gains..................................         25,280           2,764            3,919
  Gain on Sale of Credit Card Portfolio.................              -               -           40,565
  Other Operating Income................................         15,788          10,002           20,073
                                                         --------------- ---------------  ---------------
    Total Other Income..................................        285,270         242,878          261,200
                                                         --------------- ---------------  ---------------
OTHER EXPENSES
  Salaries and Employee Benefits........................        296,126         255,532          235,238
  Net Occupancy Expense.................................         42,578          41,259           39,610
  Equipment Expense.....................................         38,005          37,087           32,834
  Provision for Mortgage Banking Restructuring..........         17,500               -                -
  Other Operating Expenses..............................        242,644         227,972          178,745
                                                         --------------- ---------------  ---------------
    Total Other Expenses................................        636,853         561,850          486,427
                                                         --------------- ---------------  ---------------




INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES AND CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE..................................        209,608         185,384          168,059
Provision for Income Taxes..............................         59,068          48,679           43,873
                                                         --------------- ---------------  ---------------
INCOME FROM CONTINUING OPERATIONS BEFORE
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.............................................        150,540         136,705          124,186
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAXES.........              -               -           (6,500)
                                                         --------------- ---------------  ---------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE..................................        150,540         136,705          117,686
CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGE IN
  METHOD OF ACCOUNTING FOR INCOME TAXES.................          7,221               -                -

                                                         --------------- ---------------  ---------------
NET INCOME..............................................       $157,761        $136,705         $117,686
                                                         =============== ===============  ===============

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Dollars in Thousands)                                               Common Stock
                                                                -----------------------
                                                                                  Retained
                                                                  Shares        Amount     Surplus    Earnings       Total
                                                                ----------- ----------- ----------- ----------- -----------

BALANCE AT JANUARY 1, 1991, AS PREVIOUSLY REPORTED............. 40,573,948    $202,869    $115,814    $369,179    $687,862

Adjustment for Merger Accounted for as a Pooling of Interests.. 10,902,017      54,498       2,723      72,330     129,551
                                                                ----------- ----------- ----------- ----------- -----------
BALANCE AT JANUARY 1, 1991, AS RESTATED........................ 51,475,965     257,367     118,537     441,509     817,413
Net Income.....................................................         --          --          --     117,686     117,686
Common Stock Dividends Declared................................         --          --          --     (56,702)    (56,702)
Sales of Stock Under Dividend Reinvestment, Stock Option
  and Employee Benefit Plans...................................    138,556         694       1,492          --       2,186
Common Stock Offering..........................................  3,450,000      17,250      45,601          --      62,851
Cash in Lieu of Fractional Shares..............................         --          --        (222)         --        (222)
Reversal of Unrealized Loss on Marketable Equity Securities....         --          --          --       4,521       4,521
                                                                ----------- ----------- ----------- ----------- -----------
BALANCE AT DECEMBER 31,1991.................................... 55,064,521     275,311     165,408     507,014     947,733

Net Income.....................................................         --          --          --     136,705     136,705
Common Stock Dividends Declared................................         --          --          --     (48,359)    (48,359)
Sales of Stock Under Dividend Reinvestment, Stock Option
  and Employee Benefit Plans...................................    642,174       3,210       7,730          --      10,940
Common Stock Issued in Acquisitions............................    784,701       3,924       7,375         429      11,728
Cash in Lieu of Fractional Shares..............................         --          --        (161)         --        (161)
Reversal of Unrealized Loss on Marketable Equity Securities....         --          --          --         733         733
                                                                ----------- ----------- ----------- ----------- -----------
BALANCE AT DECEMBER 31, 1992................................... 56,491,396    $282,445    $180,352    $596,522  $1,059,319

Net Income.....................................................         --          --          --     157,761     157,761
Common Stock Dividends Declared................................         --          --          --     (67,541)    (67,541)
Sales of Stock Under Dividend Reinvestment, Stock Option
  and Employee Benefit Plans...................................    621,453       3,107      13,261          --      16,368
Common Stock Issued in Acquisitions............................  1,041,637       5,208      11,687       3,168      20,063
Cash in Lieu of Fractional Shares..............................         --          --        (126)         --        (126)
Unrealized Loss on Marketable Equity Securities................         --          --          --        (211)       (211)
                                                                ----------- ----------- ----------- ----------- -----------
BALANCE AT DECEMBER 31, 1993................................... 58,154,486    $290,760    $205,174    $689,699  $1,185,633
                                                                =========== =========== =========== =========== ===========

See accompanying Notes to Consolidated Financial Statements.

 STATEMENTS OF CASH FLOWS
    (Dollars in Thousands)

                                                                                      For the Year Ended December 31,

                                                                                          1993        1992        1991
                                                                                    ----------- ----------- -----------
    CASH FLOWS FROM CONTINUING AND DISCONTINUED OPERATIONS
       Income from Continuing Operations ..................................           $157,761    $136,705    $124,186
       Adjustments to Reconcile to Net Cash Provided by Continuing
          Operations.......................................................
          Depreciation and Amortization (Including Amortization of
            Purchased Mortgage Servicing Rights)...........................             81,855      60,197      48,540
          Deferred Tax Benefit.............................................               (626)     (6,645)     (5,609)
          Cumulative Effect on Prior Years of Change in Method of
             Accounting for Income Taxes...................................             (7,221)          -           -
          Provision for Possible Loan Losses...............................             56,101      68,827     106,750
          Provision for Other Real Estate Losses and Mortgage Servicing
             Recourse......................................................             19,618      31,263       4,488
          Provision for Mortgage Banking Restructuring.....................             17,500           -           -
          Net Gains - Investment Securities................................            (12,694)    (18,132)     (5,616)
          Net Gains - Investment Securities Available for Sale.............            (14,632)          -           -
          Gains on Sales of Mortgage Servicing.............................            (21,606)    (15,131)     (6,200)
          Gain on Sale of Credit Card Portfolio............................                  -           -     (40,565)
          Decrease (Increase) in Trading Account Securities................             28,641     (31,193)     11,175
          Increase in Mortgage Loans and Other Assets Held for Sale........           (123,848)   (204,945)    (76,507)
          Decrease (Increase) in Other Assets..............................            115,748    (246,072)     66,314
          Increase in Other Liabilities....................................             65,262      28,000      38,950
          Other, Net.......................................................             14,380         862      (9,550)
                                                                                      --------    ---------   ---------
              Net Cash Provided by (Used for) Continuing Operations........            376,239    (196,264)    256,356
                                                                                      --------    ---------   ---------
           Loss from Discontinued Operations...............................                  -           -      (6,500)
           Adjustments to Reconcile to Net Cash Provided by Discontinued
              Operations...................................................
                Provision for Title Insurance Losses.......................                  -       3,343      15,099
                Other, Net.................................................                  -      (3,536)     (1,884)
                                                                                      --------    ---------   ---------
                   Net Cash Provided by (Used for) Discontinued Operations.                  -        (193)      6,715
                                                                                      --------    ---------   ---------
              Net Cash Provided by (Used for) Continuing and Discontinued
                 Operations................................................            376,239    (196,457)    263,071
                                                                                      --------    ---------   ---------

    CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from Maturities of Short-Term Investments..................            310,925     701,723     512,913
       Purchases of Short-Term Investments.................................           (246,736)   (645,328)   (640,816)
       Proceeds from Maturities, Calls and Paydowns of Securities..........          1,319,468   1,078,147     615,538
       Proceeds from Sales of Securities...................................            109,156     474,673     707,521
       Purchases of Securities.............................................         (1,320,142) (2,087,489) (2,012,273)
       Proceeds from Sales and Maturities of Securities Available for Sale.            907,096           -           -
       Purchases of Securities Available for Sale..........................           (642,886)          -           -
       Net Principal Collected (Disbursed) on Loans to Customers...........           (522,815)   (169,709)     61,194
       Proceeds from Sales of Automobile Loans, Credit Cards, and
          Other Loans......................................................                  -       9,669     801,491
       Proceeds from Sales of Premises and Equipment.......................              5,386       5,838       4,964
       Purchases of Premises and Equipment.................................            (36,948)    (31,980)    (20,135)
       Proceeds from Sale of Discontinued Title Operations.................                  -      15,601           -
       Proceeds from Sales of Mortgage Servicing...........................             18,528      12,591       6,160
       Purchases of Mortgage Servicing.....................................             (2,116)    (21,286)    (38,501)
       Other, Net..........................................................             50,546       9,242      (2,913)
                                                                                      --------    ---------   ---------

          Net Cash Used for Investing Activities...........................            (50,538)   (648,308)     (4,857)
                                                                                      --------    ---------   ---------




    CASH FLOWS FROM FINANCING ACTIVITIES
       Net Increase (Decrease) in Deposits.................................           (426,208)    826,077     375,906
       Net Decrease in Short-Term Borrowings...............................            (85,371)    (39,173)   (761,484)
       Proceeds from Issuance of Long-Term Debt............................            197,607     184,017      10,068
       Repayment of Long-Term Borrowings...................................            (92,077)    (15,415)    (34,138)
       Proceeds from Issuance of Common Stock..............................             16,242      10,779      64,815
       Cash Dividends Paid to Common Shareholders..........................            (69,635)    (61,594)    (55,640)
                                                                                      --------    ---------   ---------

          Net Cash Provided by (Used for) Financing Activities.............           (459,442)    904,691    (400,473)
                                                                                      --------    ---------   ---------


    CASH AND CASH EQUIVALENTS
          Net Increase (Decrease) During the Period........................           (133,741)     59,926    (142,259)
          Balance at Beginning of the Period...............................            736,022     676,096     818,355
                                                                                      --------    ---------   ---------
          Balance at End of the Period.....................................           $602,281    $736,022    $676,096
                                                                                      ========    =========   =========
          Composed of:
             Continuing Operations.........................................           $602,281    $736,022    $619,833
             Discontinued Operations.......................................                  -           -      56,263
                                                                                      --------    ---------   ---------
             Total Cash and Cash Equivalents...............................           $602,281    $736,022    $676,096
                                                                                      ========    =========   =========

    Cash and cash equivalents include cash and due from banks, federal funds sold, and securities purchased under agreements to resell.  Income tax payments totaled $66,072 in 1993, $52,319 in 1992 and $39,500 in 1991.  Interest payments totaled
    $344,954 in 1993, $469,932 in 1992 and $630,467 in 1991.  Noncash investing activity consists of net transfers of loans in liquidation to other real estate aggregating $45,824 in 1993, $24,025 in 1992 and $45,870 in 1991, transfers of investment securities to investment securities available for sale of $415,000 in 1993 and $945,217 in 1992, and a noncash transfer of purchased mortgage servicing rights and related assets of $36,000 from other assets to mortgage loans and other assets held for sale.  Noncash financing activity consists of stock aggregating $20,063 issued as a result of mergers.

    See accompanying Notes to Consolidated Financial Statements.

1)  Summary of Significant Accounting Policies

       The following is a description of the more significant accounting policies and reporting practices of Meridian Bancorp, Inc. and its subsidiaries (Meridian). They are in accordance with generally accepted accounting principles and have been followed on a consistent basis, except for the accounting changes described in Notes 8 and 11.

Basis of Presentation

       The consolidated financial statements include the accounts of Meridian Bancorp, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

       On August 31, 1993, Meridian acquired Commonwealth Bancshares Corporation (Commonwealth). The acquisition of Commonwealth was accounted for as a pooling of interests and resulted in the issuance of 10,946,000 shares of Meridian's common stock. Commonwealth had assets of $2.2 billion and deposits of $1.6 billion at August 31, 1993. Financial information for all prior periods presented has been restated to include the results of operations and financial position of Commonwealth.

       Certain other amounts in prior period financial statements have been reclassified to conform with the presentation used in the 1993 financial statements. These reclassifications have no effect on net income.

Cash and Cash Equivalents

       In the accompanying Consolidated and Parent Company Statements of Cash Flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, and securities purchased under agreements to resell. The original maturities of such instruments are less than 90 days. Federal funds are sold and securities are purchased under agreements to resell for generally one-day periods.

Investment Securities

       Securities, other than securities classified as available for sale and marketable equity securities, are carried at amortized cost when Meridian has the intent and the ability at the time of purchase to hold such securities until maturity.

       Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at the lower of aggregate amortized cost or fair value. Decisions to dispose of these securities are based on an assessment of economic and financial conditions affecting Meridian's financial position, including interest rate risk and the resultant prepayment risk, liquidity, capital adequacy, an evaluation of alternative asset and liability management strategies, regulatory requirements, and tax considerations.
This category of securities was established during the third quarter of 1992.

       The amortization of premiums and accretion of discounts to the expected maturity date of the related debt obligations are based on a method which approximates a constant yield.

       Marketable equity securities are carried at the lower of aggregate cost or fair value. Unrealized losses on marketable equity securities that are considered temporary in nature are recorded as a reduction of shareholders' equity.

       When a determination is made that the decline in fair value below cost for a marketable equity or debt security is other than temporary, the cost basis of the individual security is written down to a new cost basis and the amount of the write-down is accounted for as a realized loss.

       Gains and losses on the sale of securities are computed on the specific identification method.

       Trading account securities are carried at fair value and unrealized gains or losses are included in the Consolidated
Statements of Income.

       Effective in the first quarter 1994, Meridian will adopt Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities",which requires investments in equity securities with a readily determinable fair value and investments in all debt securities to be classified, at the date of adoption, in one of three categories. The three categories are (1) held to maturity -- carried at amortized cost; (2) available for sale -- carried at fair value (with unrealized gains and losses, net of related tax effect, recorded as a separate component of shareholders' equity); and (3) trading account - carried at fair value (with unrealized gains and losses recorded in the income statement). The impact of this accounting change, had Meridian elected to adopt this statement at December 31, 1993, would have been to increase shareholders' equity by approximately $8.1 million, or less than 1%, representing the after-tax unrealized gain in the available for sale portfolio.

Interest Rate Swaps

       Interest rate swaps, the principal derivative product used by Meridian, are a tool used mainly to alter the repricing characteristics of a portion of the core deposit base. There is no effect on the recorded total assets or liabilities of Meridian. Net amounts receivable or payable under agreements designated as hedges are recorded as adjustments to the interest income or expense related to the hedged asset or liability. Related fees are deferred and amortized over the term of the swap agreement. Gains or losses resulting from the termination of interest rate swaps are deferred and amortized over the remaining term of the hedged asset or liability.

Loans

       Loans are stated net of deferred fees and costs and unearned discount. Loan interest income is accrued using various methods which approximate a constant yield.

       Interest income is not accrued on commercial loans where management has determined that borrowers may be unable to meet contractual principal or interest payments, or where such payments are 90 or more days past due unless the loan is well secured and in the process of collection. Interest on loans that have been restructured is recognized according to the renegotiated terms.

       Residential mortgages which are 180 days or more delinquent are placed on nonaccrual status when total principal, interest, and escrow owed exceeds 80% of the property's appraised value. Properties are re-appraised when foreclosure proceedings are initiated.

       Loan origination and commitment fees and direct loan origination costs are deferred and recognized over the life of the related loans as an element of the yield.

       Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the underlying collateral. This statement is effective for fiscal years beginning after December 15, 1994 and, based on the analysis to date, management believes that the impact on Meridian's consolidated results will not be material.

Allowance for Possible Loan Losses

       The allowance for possible loan losses is established through provisions for possible loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance. Subsequent recoveries, if any, are credited to the allowance.

       The balance in the allowance is based on a periodic evaluation of the loan portfolio and reflects an amount that in management's opinion is adequate to absorb losses inherent in the portfolio.

       When establishing the appropriate levels for the provision and the allowance for possible loan losses, management performs an analysis of the loan portfolio by considering a variety of factors. This analysis includes periodic reviews by loan review and loan workout personnel of all borrowers with aggregate balances of $250,000 or greater. Meridian also reviews, at least on a quarterly basis, problem borrowers with balances of $500,000 or greater, as well as selected lower balance loans. Consideration is given to the impact of current and anticipated economic conditions, the diversification of the loan portfolio, historical loss experience, delinquency statistics, reviews performed by loan officers who are primarily responsible for compliance with established lending policy, the perceived financial strength of borrowers, and the perceived adequacy of underlying collateral. Consideration is also given to examinations performed by regulatory authorities.

Premises and Equipment

       Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed on the straight line method and is charged to operations over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight line basis over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter.

Other Assets

       Goodwill is the excess of the purchase price over the fair value of net assets of companies acquired through business combinations accounted for as purchases. Included in other assets is $35.0 million of goodwill that is being amortized using the straight line method over various periods not exceeding 18 years.

       Core deposit intangibles are a measure of the value of consumer demand and savings deposits acquired in business combinations accounted for as purchases. Included in other assets is $21.9 million of core deposit intangibles which are being amortized on an accelerated method, with at least two-thirds of the original balance being amortized within seven years following the date of acquisition.

       The recoverability of the carrying value of intangible assets is evaluated on an ongoing basis and permanent declines in value, if any, are charged to expense.

       Assets acquired in foreclosures consist of real estate acquired through foreclosure or in settlement of debt and loans considered to be in an in-substance foreclosure status. These assets are carried at the lower of cost or fair value less estimated costs of disposal.

Trust Assets

       Assets held by Meridian in a fiduciary or agency capacity for customers are not included in the consolidated financial statements since such items are not assets of Meridian or its subsidiaries. Trust income is reported on the accrual method.

Mortgage Banking

       Mortgage servicing fees received from permanent investors for servicing their loan portfolios are recorded as income when received. Mortgage loan servicing includes collecting monthly mortgagor payments, forwarding payments and related accounting reports to investors, collecting escrow deposits for the payment of mortgagor property taxes and insurance, and paying taxes and insurance from escrow funds when due.

       In the third quarter of 1993 Meridian decided to refocus its mortgage activities on the origination of residential loans and to substantially reduce the scope of its mortgage servicing business. Mortgage servicing intangibles and other related assets are carried at fair value and are included in mortgage loans and other assets held for sale in the consolidated balance sheets.

       Acquisition costs of mortgage servicing rights purchased prior to the third quarter of 1993 were capitalized and amortized in proportion to, and over the period of, estimated net servicing revenue (undiscounted servicing revenues in excess of undiscounted servicing costs). In estimating future servicing revenues, management takes into consideration a number of factors including the current rate of anticipated prepayments of the underlying mortgage loans. Changes in the assumptions used could significantly affect management's estimates. If actual results differed significantly from those estimated by management, adjustments to the carrying value of purchased mortgage servicing rights could occur.

       Excess servicing fees are computed as the present value of the difference between the estimated future net revenues and normal servicing revenues as established by the federally sponsored secondary market makers. Resultant premiums are deferred and amortized over the estimated life of the related mortgages using the constant yield method.

       The amortization of both purchased mortgage servicing rights and excess servicing fees is recorded as a reduction of servicing revenue.

       Mortgage loans and other assets held for sale are carried at the lower of aggregate cost or fair value, with resulting gains and losses included in other income. The fair value calculation includes consideration of all open positions, outstanding commitments from investors and related fees paid.

Securities Operations

       Forward rate agreements (commitments to sell securities) and tender option bonds (commitments to purchase securities) are off-balance sheet items that represent contingent liabilities and are therefore not included in the consolidated financial statements. Realized gains and losses and net interest spread income on these instruments are included in other income. Securities designated to cover forward rate agreements are included in trading account securities and are carried at the lower of cost or contract price. Collateralized mortgage obligation residuals, rights acquisition contracts and guaranteed interest rate contracts are other financial instruments and are included in the consolidated financial statements in investment securities, investment securities available for sale and interest-bearing deposits, respectively.

Income Taxes

       Certain items of income and expense are included in one reporting period for financial accounting purposes and another reporting period for income tax purposes. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement and tax bases of existing assets and liabilities.

Postretirement Benefits

       Meridian has a non-contributory defined benefit pension plan covering substantially all employees who qualify as to age and length of service. The plan benefits are based on years of service and an earnings formula that considers average salaries during a defined period prior to retirement.

       The projected unit credit method is used to measure net periodic pension cost over employees' service lives. The plan is funded using the entry age actuarial cost method to the extent deductible under existing federal income tax regulations.

       Meridian currently provides postretirement health care and life insurance benefits to its employees. The medical portion is contributory and life insurance coverage is non-contributory to the participants. The expected cost of these benefits is accrued over the period the employee earns the benefits. There are currently no plan assets attributable to these postretirement benefits.

Preferred Stock

       Meridian has 25 million shares of preferred stock authorized that carries a $25.00 par value per share. No shares of preferred stock were issued and outstanding as of December 31, 1993. Meridian's Board of Directors has the authority to issue the preferred stock from time to time as a class without series, or in one or more series.

Common Stock Dividends

       Meridian adopted a new dividend payment schedule effective in 1992. In addition to the dividend of $.30 per share paid on January 1, 1992 (declared November 1991), the Board of Directors also declared dividends of $.30 per share in April, July and October 1992 for payment on June 1, September 1 and December 1, 1992, respectively. Accordingly, a dividend was not declared in the quarter ended March 31, 1992.

Earnings Per Share

       Primary earnings per share is computed by dividing net income after deduction of any preferred stock dividends by the weighted average number of common stock and common stock equivalents outstanding during the year. Stock options are considered common stock equivalents and are included in the computation of the number of outstanding shares using the treasury stock method, unless such options are anti-dilutive Fully diluted earnings per share gives effect to the assumed conversion of any convertible preferred stock as well as to the exercise of stock options.

       Net income and dividends per common share and average shares outstanding for the last three years are as follows:


Per Common Share                                1993          1992          1991
Income from Continuing Operations Before
  Cumulative Effect of Change in Accounting
  Principle
  Primary                                       $2.61         $2.45         $2.36
  Fully Diluted                                  2.61          2.44          2.35
Loss from Discontinued Operations, Net of Taxes
  Primary                                          --            --          (.12)
  Fully Diluted                                    --            --          (.12)
Income Before Cumulative Effect of Change in
  Accounting Principle
  Primary                                        2.61          2.45          2.24
  Fully Diluted                                  2.61          2.44          2.23
Cumulative Effect on Prior Years of Change in
  Method of Accounting for Income Taxes
  Primary                                         .13            --            --
  Fully Diluted                                   .13            --            --
Net Income
  Primary                                        2.74          2.45          2.24
  Fully Diluted                                  2.74          2.44          2.23
Dividends Declared                               1.26           .90(1)       1.20
Dividends Paid                                   1.26          1.20          1.20

Average Shares Outstanding                      1993          1992          1991

  Primary                                       57,674,058    55,596,748    52,594,138
  Fully Diluted                                 57,674,058    55,810,810    52,793,025

(1) Reflects new dividend payment schedule adopted first quarter 1992.

2)  ACQUISITIONS

       The merger with Commonwealth on August 31, 1993 was accounted for as a pooling-of-interests and resulted in the issuance of 10,946,000 shares of Meridian common stock. Financial information for all prior periods presented has been restated to include the results of operations and financial position of Commonwealth. A reconciliation of amounts, as previously reported for 1992 and 1991, to the consolidated amounts reported in the accompanying financial statements is as follows (dollars in thousands, except per share data):

For the Year Ended December 31,
1992
                                         Meridian
                                         as previously Common-       Meridian
(Dollars in Thousands)                   reported      wealth        as restated

Net Interest Income..................... $494,657      $78,526       $573,183
Provision for Possible Loan Losses......   59,676        9,151         68,827
Other Income............................  229,365       13,513        242,878
Other Expenses..........................  509,921       51,929        561,850
Income before Income
      Taxes.............................  154,425       30,959        185,384
Provision for Income
      Taxes.............................   39,690        8,989         48,679

Net Income.............................. $114,735      $21,970       $136,705

Return on Average Assets................     0.99%         ---           1.00%
Return on Average Common
      Shareholders' Equity..............    13.44%         ---          13.63%
Earnings Per Share
      Primary........................... $   2.55      ($0.10)       $   2.45
      Fully Diluted..................... $   2.54      ($0.10)       $   2.44

For the Year Ended December 31,
1991
                                         Meridian
                                         as previously Common-       Meridian
(Dollars in Thousands)                   reported      wealth        as restated
Net Interest Income..................... $431,581      $68,455       $500,036
Provision for Possible Loan Losses......   99,419        7,331        106,750
Other Income............................  247,300       13,900        261,200
Other Expenses..........................  435,634       50,793        486,427
Income before Income
     Taxes.............................   143,828       24,231        168,059
Provision for Income
     Taxes.............................    36,774        7,099         43,873
Income from Continuing Operations.......  107,054       17,132        124,186
Loss from Discontinued Operations.......   (6,500)         ---         (6,500)
                                         ________      _______       ________
Net Income.............................. $100,554      $17,132       $117,686

Return on Average Assets................     0.96%         ---           0.96%
Return on Average Common
     Shareholders' Equity..............     14.63%         ---          14.31%
Earnings Per Share
     Primary...........................  $   2.41      ($0.17)       $   2.24
     Fully Diluted.....................  $   2.40      ($0.17)       $   2.23


       In April 1993, Meridian acquired all of the outstanding common shares of Cherry Hill National Bank of Medford, New Jersey. The acquisition was accounted for as a pooling-of-interests and resulted in the issuance of 477,000 shares of Meridian's common stock. Cherry Hill had assets of $113 million and deposits of $101 million at the time of the merger.

       In November 1993, Meridian Bank assumed approximately $76 million of deposits of Provident Savings Bank of Jersey City, and paid a premium of $540 thousand. This acquisition was accounted for as a purchase.

       In December 1993, Meridian, acquired all of the outstanding common shares of First Bath Corp. The acquisition was accounted for as a pooling-of-interests and resulted in the issuance of 565,000 shares of Meridian's common stock. First Bath had assets of approximately $120 million and deposits of $110 million at the time of the merger.

       The above four acquisitions added 74 new branches to Meridian's branch network.

       On July 9, 1992 Meridian entered into an agreement to acquire 21 branches in seven counties of central and southern New Jersey of Security Savings Bank, SLA, a wholly-owned subsidiary of Security Investments Group, Inc. Under the terms of the agreement, Meridian was to have acquired selected nonclassified and performing assets and real estate. On December 4, 1992, the Office of Thrift Supervision declared Security insolvent and placed it in receivership with the Resolution Trust Corporation which, in its capacity as receiver of Security, repudiated the agreement with Meridian during the fourth quarter of 1993.

       On December 16, 1993, Meridian entered into a definitive agreement to acquire McGlinn Capital Management, Inc., an investment advisory firm with $2.8 billion in assets under direct management, for 500,000 warrants for shares of Meridian common stock and cash. The transaction, which is subject to regulatory approval, is expected to be completed by the end of the second quarter of 1994.
3) INVESTMENT SECURITIES, INVESTMENT SECURITIES AVAILABLE FOR SALE AND SECURITIES GAINS

       A summary of the carrying value and approximate fair value of investment securities included in the Consolidated Balance
Sheets is as follows:

                                                                  1993

                                                                     Approximate
                                                          Carrying      Fair
          (Dollars in Thousands)                           Value        Value
                                                         ----------  -----------
          United States Government Securities...........   $630,338    $635,047
          Mortgage-Backed Securities....................  1,555,122   1,565,398
          State and Municipal Securities................    375,582     387,298
          Other Securities..............................    223,442     225,357
                                                         ----------  ----------
              Total Investment Securities............... $2,784,484  $2,813,100
                                                         ==========  ==========
                                                                  1992

                                                                     Approximate
                                                          Carrying      Fair
                                                           Value        Value
                                                         ----------  -----------
          United States Government Securities...........   $549,275    $561,897
          Mortgage-Backed Securities....................  1,296,028   1,314,769
          State and Municipal Securities................    356,718     364,155
          Other Securities..............................    258,489     264,325
                                                         ----------  ----------
              Total Investment Securities............... $2,460,510  $2,505,146
                                                         ==========  ==========
                                                                  1991

                                                                     Approximate
                                                          Carrying      Fair
                                                           Value        Value
                                                         ----------  -----------
          United States Government Securities........... $1,158,142  $1,192,499
          Mortgage-Backed Securities....................  1,049,588   1,071,386
          State and Municipal Securities................    360,648     369,953
          Other Securities..............................    275,810     278,471
                                                         ----------  ----------
              Total Investment Securities............... $2,844,188  $2,912,309
                                                         ==========  ==========

      A summary of the gross unrealized gains and losses on investment securities is as follows:

                                                                  1993
                                                           Gross        Gross
                                                         Unrealized  Unrealized
          (Dollars in Thousands)                           Gains       Losses
                                                         ----------  -----------
          United States Government Securities...........     $5,644        $935
          Mortgage-Backed Securities....................     15,449       5,173
          State and Municipal Securities................     11,942         226
          Other Securities..............................      2,624         709
                                                         ----------  ----------
              Total Investment Securities...............    $35,659      $7,043
                                                         ==========  ==========

                                                                 1992
                                                           Gross        Gross
                                                         Unrealized  Unrealized
                                                           Gains       Losses
                                                         ----------  -----------

          United States Government Securities...........    $13,007        $385
          Mortgage-Backed Securities....................     20,248       1,507
          State and Municipal Securities................      8,426         989
          Other Securities..............................     10,265       4,429
                                                         ----------  ----------
              Total Investment Securities...............    $51,946      $7,310
                                                         ==========  ==========

                                                                   1991
                                                           Gross        Gross
                                                         Unrealized  Unrealized
                                                           Gains       Losses
                                                         ----------  -----------

          United States Government Securities...........    $35,270        $913
          Mortgage-Backed Securities....................     36,683      14,885
          State and Municipal Securities................     10,745       1,440
          Other Securities..............................      3,546         885
                                                         ----------  ----------
              Total Investment Securities...............    $86,244     $18,123
                                                         ==========  ==========



        The carrying value and approximate fair value of investment securities at December 31, 1993 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations.

                                                                     Approximate
                                                          Carrying      Fair
          (Dollars in Thousands)                           Value        Value
                                                         ----------  -----------
    Other Than Mortgage-Backed Securities
          Due in one year or less.......................   $287,641    $290,986
          Due after one year but within five years......    679,427     687,342
          Due after five years but within ten years.....    143,027     147,522
          Due after ten years...........................    119,267     121,852
                                                         ----------  ----------
              Total.....................................  1,229,362   1,247,702

   Mortgage-Backed Securities...........................  1,555,122   1,565,398
                                                         ----------  ----------
              Total Investment Securities............... $2,784,484  $2,813,100
                                                         ==========  ==========

       Investment securities carried at approximately $1.8 billion at December 31, 1993 were pledged as collateral for public deposits, trust deposits, repurchase agreements, and certain other deposits as required by law. No securities of an individual issuer aggregated more than 10% of shareholders' equity at December 31, 1993. Tax-free income on investment securities for 1993, 1992 and 1991 amounted to $20.6 million, $21.8 million and $28.4 million, respectively.

INVESTMENT SECURITIES AVAILABLE FOR SALE

       A summary of the carrying value, approximate fair value and gross unrealized gains and losses of investment securities available for sale included in the Consolidated Balance Sheets is as follows. This category of securities was established during the third quarter of 1992.


                                                                  1993
                                                                        Gross
                                                          Carrying   Unrealized
          (Dollars in Thousands)                           Value        Gains
                                                         ----------  -----------
          United States Government Securities...........   $103,086      $2,998
          Mortgage-Backed Securities....................    125,153       3,782
          State and Municipal Securities................     34,306       2,723
          Other Securities..............................     13,118       3,189
                                                          ----------  ----------
              Total Investment Securities Available for
                 Sale...................................   $275,663     $12,692
                                                         ==========  ==========
                                                                  1993
                                                           Gross     Approximate
                                                         Unrealized     Fair
                                                           Losses       Value
                                                         ----------  -----------
          United States Government Securities...........        $87    $105,997
          Mortgage-Backed Securities....................         99     128,836
          State and Municipal Securities................         --      37,029
          Other Securities..............................         17      16,290
                                                          ----------  ----------
              Total Investment Securities Available for
                 Sale...................................       $203    $288,152
                                                         ==========  ==========
caption>
                                                                  1992
                                                                        Gross
                                                          Carrying   Unrealized
                                                           Value        Gains
                                                         ----------  -----------

          United States Government Securities...........   $220,233      $4,331
          Mortgage-Backed Securities....................    558,559      14,832
          State and Municipal Securities................    146,803       8,091
          Other Securities..............................     19,622       1,397
                                                          ----------  ----------
              Total Investment Securities Available for
                 Sale...................................   $945,217     $28,651
                                                         ==========  ==========
                                                                  1992
                                                           Gross     Approximate
                                                         Unrealized     Fair
                                                           Losses       Value
                                                         ----------  -----------

          United States Government Securities...........          -    $224,564
          Mortgage-Backed Securities....................       $454     572,937
          State and Municipal Securities................          -     154,894
          Other Securities..............................          -      21,019
                                                          ----------  ----------
              Total Investment Securities Available for
                 Sale...................................       $454    $973,414
                                                         ==========  ==========


       The carrying value and approximate fair value of investment securities available for sale at December 31, 1993 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations.

                                                                     Approximate
                                                          Carrying      Fair
          (Dollars in Thousands)                           Value        Value
                                                         ----------  -----------
        Other Than Mortgage-Backed Securities
              Due in one year or less...................    $35,972     $39,446
              Due after one year but within five years..     98,646     102,978
              Due after five years but within ten years.      1,124       1,230
              Due after ten years.......................     14,768      15,662
                                                          ----------  ----------
                  Total.................................    150,510     159,316

       Mortgage-Backed Securities.......................    125,153     128,836
                                                          ----------  ----------
                  Total Investment Securities Available
                     for Sale...........................   $275,663    $288,152
                                                         ==========  ==========


TOTAL SECURITIES GAINS

       Total gains from securities transactions, which were included in the following categories in the other income section of the consolidated statements of income, are as follows:

                                                            1993
                                                          ----------
      Broker-Dealer and Investment Banking Income.......     $2,046

      Net Securities Gains..............................     25,280
                                                             ------
              Total Securities Gains....................    $27,326
                                                            =======
                                                            1992
                                                          ----------
      Broker-Dealer and Investment Banking Income.......    $15,368

      Net Securities Gains..............................      2,764
                                                            -------
              Total Securities Gains....................    $18,132
                                                            =======

                                                            1991
                                                          ----------
      Broker-Dealer and Investment Banking Income.......     $1,697

      Net Securities Gains..............................      3,919
                                                             ------
              Total Securities Gains....................     $5,616
                                                             ======



       Net securities gains included gross gains of $25.5 million, $6.1 million, $9.8 million and gross losses of $203 thousand, $3.4 million and $5.9 million during 1993, 1992 and 1991, respectively. Securities gains in 1993 include a gain of $8.6 million on the sale of Meridian's common stock investment in Fidelity National Financial, Inc. This stock was acquired as part of the sale of Meridian's title insurance operations in 1992. Exclusive of this gain, securities gains in 1993 resulted primarily from sales of investments classified as available for sale.

4)  Loans

       A summary of loans included in the Consolidated Balance
Sheets is as follows:


                                                       December 31,
                                             ------------------------------
(Dollars in Thousands)                                 1993           1992
                                              -------------  -------------

Commercial Loans
 Real Estate - Commercial Mortgage..........     $1,620,876     $1,581,188
 Real Estate - Construction.................        261,847        286,205
 Commercial, Financial and Agricultural.....      3,591,370      3,405,204
                                                  ---------      ---------
   Total Commercial Loans...................      5,474,093      5,272,597
                                                  ---------      ---------
Real Estate - Residential...................        993,753      1,057,968
Consumer Loans
 Real Estate - Home Equity..................        680,440        581,500
 Revolving Credit...........................         79,613         77,847
 Other Consumer Loans.......................      1,871,648      1,673,319
                                                  ---------      ---------
   Total Consumer Loans.....................      2,631,701      2,332,666
                                                  ---------      ---------
Total Loans, Gross..........................      9,099,547      8,663,231
  Less Unearned Discount....................        111,503        111,634
                                                  ---------      ---------
Total Loans, Net of
  Unearned Discount.........................     $8,988,044     $8,551,597
                                                   ========       ========


       Included within the loan portfolio are restructured loans and loans on which Meridian has discontinued the accrual of
interest.   Such loans amounted to $127.6 million, $143.6
million, and $169.3 million at December 31, 1993, 1992, and 1991, respectively. If these non-performing loans had been current in accordance with their original terms and had been outstanding throughout the period, gross interest income for 1993, 1992, and 1991 would have increased $9.5 million, $13.5 million, and $19.2 million, respectively. Interest income on these non-performing loans included in income for 1993, 1992, and 1991 amounted to $706.0 thousand, $3.1 million, and $1.5 million, respectively.

       Tax-free income on loans for 1993, 1992, and 1991 amounted to $14.4 million, $16.6 million, and $22.2 million, respectively.

       The aggregate amount of loans by Meridian to its directors and executive officers, including loans to related persons and entities, was $37.1 million at December 31, 1993 and $54.9 million at December 31, 1992. These loans were made in the ordinary course of business at substantially the same terms and conditions as those with other borrowers and did not involve more than the normal risk of collectibility. An analysis of the activity in 1993 for these loans follows:


(Dollars in Thousands)
Balance January 1, 1993.....................        $54,893
  New Loans.................................          6,920
  Repayments ...............................        (23,684)
  Other, Net................................         (1,076)
                                               ------------
Balance December 31, 1993...................        $37,053
                                               ============

Other, Net includes the addition of loans to new directors and officers and the reductions in loans because of persons who no longer meet the criteria for classification as a related person or entity.

5)  Allowance for Possible Loan Losses

     A summary of activity in the allowance for possible loan losses follows:



                                                1993       1992       1991
     (Dollars in Thousands)                  --------    --------    --------
     Balance at Beginning of Period......    $165,512    $179,167    $157,505
     Additions (Deductions)
       Acquired Allowances...............       3,094       2,154          --

       Loans Charged-Off.................     (62,510)    (95,186)    (92,151)
       Recoveries on
         Charged-Off Loans...............      11,191      10,550       7,063
                                             --------    --------    --------
     Net Loans Charged-Off...............     (51,319)    (84,636)    (85,088)
                                             --------    --------    --------
     Provision Charged to
       Operating Expense.................      56,101      68,827     106,750
                                             --------    --------    --------
     Balance at End of Period............    $173,388    $165,512    $179,167
                                             ========    ========    ========

6)  SHORT-TERM BORROWINGS AND LONG-TERM DEBT AND OTHER BORROWINGS

       Short-term borrowings consisted of the following:

December 31,                                                 1993      1992
                                                           --------   --------
(Dollars in Thousands)
Federal Funds Purchased.................................   $ 29,930   $232,749
Securities Sold Under Agreements to Repurchase..........    510,325    478,928
Treasury Tax and Loan Notes.............................    245,174    130,166
Commercial Paper........................................      2,500      5,000
Federal Home Loan Bank and Other Short-Term Borrowings..      3,794     30,251
                                                           --------   --------
     Total..............................................   $791,723   $877,094
                                                           ========   ========

       Meridian had unused lines of credit of $30 million and $202 million at December 31, 1993 and 1992, respectively.

       The table below provides outstanding balances and related information for federal funds purchased and securities sold under repurchase agreements. Average interest rates for the year are computed by dividing interest expense by the respective average daily balances.



  Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase
  (Dollars in Thousands)                                      1993
                                                             ---------
  Balance at December 31..................................   $540,255
  Average Interest Rate at December 31....................       2.59%
  Maximum Amount Outstanding at Any
    Month-End During the Year.............................   $917,351
  Average Amount Outstanding During the Year..............   $841,257
  Average Interest Rate During the Year...................       2.90%


                                                              1992
                                                             ---------
  Balance at December 31..................................   $711,677
  Average Interest Rate at December 31....................       2.57%
  Maximum Amount Outstanding at Any
    Month-End During the Year.............................   $977,902
  Average Amount Outstanding During the Year..............   $722,320
  Average Interest Rate During the Year...................       3.43%


                                                              1991
                                                             ---------
  Balance at December 31..................................   $735,030
  Average Interest Rate at December 31....................       3.60%
  Maximum Amount Outstanding at Any
    Month-End During the Year............................. $1,158,045
  Average Amount Outstanding During the Year..............   $908,938
  Average Interest Rate During the Year...................       5.61%



       Long-term debt and other borrowings consisted of the following:


  December 31,                                                   1993       1992
  (Dollars in Thousands)                                     ---------  ---------
  Floating Rate Subordinated Notes, Due 1996..............    $75,000    $75,000
  6.625% Subordinated Notes, Due 2003.....................    147,723         --
  7.875% Subordinated Notes, Due 2002.....................     98,852     98,727
  8.00% Subordinated Notes, Due 1996 (repaid in 1993).....         --         --
  9.00% Subordinated Notes, Due through 1994
    in Annual Installments (repaid in 1993)...............         --      1,221
  Other Term Loans, Due 1993-2005 in Annual
    and Quarterly Installments............................      4,167     11,453
  Mortgages Payable and Capitalized Lease
    Obligations (See Note 9)..............................     10,462     14,616
  Federal Home Loan Bank Advances Due 1993-2000
    with Fixed Rates from 5.09% to 7.77%..................     75,000     95,000
  4.80% Fixed Rate Note, Due 1996.........................      8,400      8,400
  11% Fixed Rate Note, Due 1994...........................        869      3,115
  Other Borrowings........................................        818        570
                                                             --------   --------
       Total..............................................   $421,291   $313,778
                                                             ========   ========

       The floating rate subordinated notes bear interest at a rate of 1/8 of 1% above the arithmetic mean of London interbank offering quotations for three-month Eurodollar deposits, determined quarterly. The notes carry a floor interest rate of 5 1/8%. The notes are subordinate and junior in right of payment of senior indebtedness of Meridian. Since December 1, 1988, Meridian has had the option to exchange of the notes for capital securities, or under certain circumstances, cash, prior to maturity of the notes on December 1, 1996. The effect of the capital securities which may be issued in connection with these notes has not been included in the computation of earnings per share. In December, 1993, Meridian received approval from the Federal Reserve Bank to revoke its obligation to exchange the notes for capital securities at maturity.

       During 1993, Meridian Bank, Meridian's principal banking subsidiary, sold $150 million of 6.625% fixed rate subordinated notes due March 15, 2003. The net proceeds are being used for general corporate purposes, including possible branch acquisitions and other acquisitions of all or portions of failed institutions from the Resolution Trust Corporation or the Federal Deposit Insurance Corporation.

       Meridian has long-term borrowings from the Federal Home Loan Bank which total $75 million. These borrowings require Meridian to maintain membership in the Federal Home Loan Bank of Pittsburgh and to maintain collateral with a fair value which approximates the total amount of the outstanding debt.

       The remaining long-term debt consists of debt of Meridian's banking subsidiaries and is subordinated in the right of payment to the depositors of such subsidiaries. Substantially all of the notes are redeemable prior to maturity at certain amounts based on sinking fund provisions or, when applicable, approval of the appropriate regulatory agency.

7)  DIVIDEND, CAPITAL AND OTHER REGULATORY RESTRICTIONS

       Various laws restrict the amount of dividends that can be paid to Meridian by its subsidiary banks without regulatory approval. Under current regulations, Meridian's subsidiary banks, without prior approval of bank regulators, may declare dividends to Meridian in 1994 totalling approximately $147.1 million plus additional amounts equal to the net profits earned by such subsidiary banks for the period from January 1, 1994, through the date of declaration, less dividends previously paid in 1994.

       Meridian is required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking
regulators.   Meridian is required to have minimum Tier 1 and
total capital ratios of 4.00% and 8.00%, respectively.
Meridian's actual ratios at December 31, 1993 were 9.60% and 13.67%, respectively, well above regulatory requirements.
Meridian is also required to maintain a leverage ratio of 3% plus an additional cushion of 100 to 200 basis points.
Meridian's leverage ratio at December 31, 1993 was 7.84%.

       The Federal Reserve Act also places restrictions on the
amount of credit that may be extended to Meridian by its
subsidiary banks.   During 1993, there were no loans or advances
made to Meridian by any of its subsidiary banks.

       Meridian's banking subsidiaries are required to maintain
reserve balances with the Federal Reserve.   These balances
totalled $94.3 million at December 31, 1993 and averaged $91.6 million for the year then ended.

8)  EMPLOYEE BENEFIT PLANS

Pension Plans

       Total pension expense for 1993, which includes several informal pension arrangements in addition to the Meridian and Commonwealth plans, was $2.9 million. Total pension expense for 1992 and 1991 was $59 thousand and $2.5 million, respectively. Pension expense in 1992 reflects significantly better than expected investment returns on plan assets.

       Net periodic pension expense (credit) of the Meridian and Commonwealth plans includes the following components:

(Dollars in Thousands)                  1993      1992       1991


Service Cost-Benefits             $   7,299  $   6,353   $  5,375
  Earned During the Year

Interest Cost on Projected
  Benefit Obligation                 11,167      9,645      7,802

Actual Return on
  Plan Assets                      (15,985)   (14,622)   (41,610)

Amortization of Unrecognized
  Net Assets and Other
  Deferred Amounts - Net              (530)    (1,617)    29,751


NET PERIODIC PENSION
  EXPENSE (CREDIT)                 $  1,951   $   (241)  $  1,318

The following table sets forth the funded status of the Meridian and Commonwealth plans and amounts recognized in the Consolidated
Balance Sheets at December 31.

(Dollars In Thousands)                                        1993                1992
Projected Benefit Obligation
  Accumulated Benefit Obligation
    Vested Benefits                      $ 101,574      $  80,458
    Non-Vested Benefits                      4,986          4,807
  Effect of Projected Future
    Compensation Increases                  56,193         44,741
    PROJECTED BENEFIT OBLIGATION           162,753        130,006
Less Fair Value of Plan Assets             178,658        165,932

PLAN ASSETS IN EXCESS OF
   PROJECTED BENEFIT OBLIGATION             15,905         35,926

Less Unrecognized Net Gain Due
  to Past Experience Different
  from Assumptions Made                      4,491         22,481
Less Unrecognized Net Transition Asset
   Amortized Over Employee
   Service Lives                             4,731          5,591

NET PENSION ASSET RECOGNIZED
   IN BALANCE SHEET AT DECEMBER 31        $  6,683       $  7,854

       Net periodic pension expense is determined using certain assumptions as of the beginning of the year whereas the funded status of the plan is determined using assumptions as of the end of the year.

     The discount rate used in determining the actuarial present value of Meridian's projected benefit obligation was 7.0% in 1993 and 8.0% in 1992 and 1991. The expected long-term rate of return on plan assets was 9.5% in 1993, 1992 and 1991. The rate of increase in future compensation levels was 5.3% in 1993 and 6.3% in 1992 and 1991.

     The discount rate used in determining the actuarial present value of Commonwealth's projected benefit obligation was 7.0% in 1993, 7.5% in 1992 and 8.0% in 1991. The expected long-term rate of return on plan assets was 9.5% in 1993, 8.0% in 1992 and 9.0% in 1991. The rate of increase in future compensation levels was 5.3% in 1993 and 5.25% in 1992 and 1991.

     The assets of the Meridian and Commonwealth plans are administered by Meridian Asset Management, Inc., and consist primarily of common stock, fixed income securities such as obligations of the United States government and corporations, and units of certain common trust funds.

       Meridian provides postretirement health care and life insurance plans to its employees. The medical portion is contributory and life insurance coverage is noncontributory to the participants. Effective January 1, 1993, Meridian adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The new accounting rules require the accrual of the expected cost of these benefits over the period the employee earns the benefits. Meridian elected to defer and amortize over 20 years the cumulative obligation for such benefits at the beginning of 1993.

       The annual expense of Meridian's postretirement benefits other than pensions under these new accounting rules was $4.5 million in 1993 compared to approximately $2.0 million on the cash basis of accounting previously used, or an increase of $2.5 million. The health care trend rate assumption used to determine accumulated benefit obligations applicable to these benefits was 11% for 1993 decreasing over time to an annual rate of 5.5% and remaining at that level thereafter. The discount rate used in determining the present value of the projected benefit obligation was 7%.

       Net periodic expense of the Meridian and Commonwealth postretirement healthcare and life insurance plans includes the following components:

(Dollars in Thousands)                                       1993

Service Cost-Benefits                                    $    824
 Earned During the Year

Interest Cost on Accumulated Postretirement
  Benefit Obligation                                        2,280

Amortization of Unrecognized
  Net Transition Obligation Amortized Over 20 Years         1,421

NET PERIODIC EXPENSE
                                                         $  4,525


       The following table sets forth the funded status of the Meridian and Commonwealth postretirement healthcare and life insurance plans and amounts recognized in the Consolidated Balance Sheets at December 31. There are currently no plan assets attributable to these postretirement benefits.

(Dollars In Thousands)                          1993
Accumulated Postretirement Benefit
  Obligation                                  $ 31,484
Less Fair Value of Plan Assets                       -

ACCUMULATED BENEFIT OBLIGATION
IN EXCESS OF PLAN ASSETS                        31,484

Less Unrecognized Net Loss Due
  to Past Experience Different
  from Assumptions Made                          1,061
Less Unrecognized Net Transition
Obligation                                      27,407

NET LIABILITY RECOGNIZED IN BALANCE
   SHEET AT DECEMBER 31                      $   3,016

       A change in the health care trend rate assumption of one percent would increase annual service cost by approximately
$100,000 and the accumulated postretirement benefit obligation at December 31, 1993 by approximately $800,000.

       In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". This statement, which becomes effective in 1994, establishes accounting standards for employers who provide benefits to former employees after employment but before retirement. Such benefits include, among other things, severance and workers' compensation benefits. Management is currently evaluating this statement and, based on the analysis to date, believes that its impact on Meridian's consolidated results of operations will not be material.

Savings Plan

       Meridian also offers a savings plan which covers substantially all employees who qualify as to age and length of service. A participating employee must contribute at least 1% and may contribute a maximum of 10% of his or her compensation. Meridian will match up to the first 6% that each employee contributes. Investment options include Meridian common stock. Contributions are charged to current expense. The total expense relating to the Meridian savings plan was $7.1 million in 1993, $6.5 million in 1992 and $5.7 million in 1991.

Stock Option Plan

       Under Meridian's stock option plan, options to acquire a maximum of 3,500,000 shares of common stock may be granted to key officers. The plan provides for the granting of options at the fair market value of Meridian's common stock at the time the options are granted. Each option granted under the plan may be exercised within a period of ten years from the date of the grant; however, no option may be exercised within one year from the date of grant.

       A stock appreciation rights (SARs) plan grants SARs in tandem with stock option grants, up to a maximum of 750,000 units. The exercise of SARs reduces the stock options otherwise exercisable; similarly, the exercise of stock options cancels the corresponding SARs. There were no SARs outstanding at December 31, 1993.

       Under Meridian's stock option plan, the exercisable option prices ranged from $10.50 to $31.12 at December 31, 1993. An analysis of the activity in this plan for the last three years follows:


Number of Common Shares              1993           1992           1991
Outstanding, January 1             1,521,507      1,552,574     1,723,858
Granted                            1,279,658        422,550            --
Exercised                           (468,463)      (443,917)      (54,648)
Lapsed                             (  14,670)     (   9,700)     (116,636)
Outstanding, December 31           2,318,032      1,521,507     1,552,574
Exercisable, December 31           1,770,632      1,098,957     1,552,574

/TABLE

9)  LEASES

       Meridian and its subsidiaries are committed under a number of capital and non-cancelable operating leases for facilities and equipment with initial or remaining terms in excess of one year. The minimum annual rental commitments under these leases at December 31, 1993 are summarized as follows:


                                 Capital     Operating
                                  Leases        Leases
                                --------      --------
(Dollars in Thousands)
1994........................      $3,901       $15,751
1995........................       1,756        11,588
1996........................       1,038         9,768
1997........................         679         8,603
1998........................         678         8,093
1999 and Subsequent.........         509        50,576
                                --------      --------
Total Minimum Lease
  Payments..................       8,561      $104,379
                                --------      ========
Amounts Representing
  Interest..................       1,277
                                --------
Present Value of Net Minimum
  Lease Payments............      $7,284
                                ========


       Total rental expense for all operating leases for 1993, 1992 and 1991 amounted to $20.5 million, $18.2 million, and $16.4 million, respectively.

10)  OTHER OPERATING EXPENSES

       The following represents the most significant categories of other operating expenses for the years ended December 31:


    (Dollars In Thousands)                    1993           1992           1991
                                            --------       --------       --------

    Accounting and Legal Fees..............   $7,664         $6,811         $5,643
    Other Professional Fees and Services...   22,607         18,593         16,176
    Advertising and Customer Development...   16,400         14,758         12,624
    Communications.........................   20,425         19,067         19,248
    FDIC Deposit Insurance.................   29,533         25,552         22,274
    Other Deposit Related Expenses.........    2,753          2,297          3,051
    Stationery and Supplies................   10,810         10,306          9,656
    Loan Related Expenses..................   41,488         33,026         16,684
    Foreclosed Real Estate Expenses........   10,939         23,258          7,242
    Taxes - Other Than Income..............    9,495          8,755          7,974
    Transportation.........................    6,479          5,880          5,341
    Educational Development................    5,550          4,513          3,521
    Amortization of Intangibles............   11,082         11,202          8,457
    Automated Teller Network Charges.......    6,602          5,457          5,023
    Merchant Credit Card Servicing.........   12,778         11,183          9,049
    Other Expenses.........................   28,039         27,314         26,782
                                            --------       --------       --------
       Total............................... $242,644       $227,972       $178,745
                                            ========       ========       ========

11)  INCOME TAXES

       Effective January 1, 1993, Meridian adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109),which requires a change from the deferred method of accounting for income taxes to the liability method. Under the liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement and tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of the rate change.

       As permitted by SFAS No. 109, Meridian has elected not to restate the financial statements of any prior years. The implementation of these new tax accounting rules resulted in an increase in consolidated net income of $7.2 million in the first quarter of 1993. This amount represents the cumulative effect of adopting SFAS No. 109 at the beginning of 1993. The impact of SFAS No. 109 on future periods is not expected to be material.

       At December 31, 1993, deferred tax assets amounted to $105.5 million and deferred tax liabilities amounted to $60 million. No valuation allowance has been established for deferred tax assets because management believes that it is more likely than not that the deferred tax assets will be realized. Deferred tax assets are realizable primarily through carryback of existing deductible temporary differences to recover taxes paid in prior years and through future reversal of existing taxable temporary differences.

       The Omnibus Budget Reconciliation Act of 1993 was signed into law during August 1993. The most significant change included in this act is an increase in the marginal tax rate from 34% to 35%, retroactive to the beginning of 1993. This change resulted in an increase in income tax expense. However, the benefit from Meridian's deferred tax assets, which are similar to tax loss carryforwards, was increased to reflect the higher tax rates, resulting in a one-time reduction in income tax expense. This change in deferred tax assets partially offset the increase in tax rates on operating income, resulting in a net increase of $350 thousand in income tax expense in 1993. Because of the increase in marginal tax rates on operating income, the new tax act will also have a negative effect on future periods.

       The provision for income taxes on continuing operations consists of the following:

                                                               1993
____________________________________________________________ _________
(Dollars in Thousands)
Current Expense - Federal                                     $57,017
State Tax Expense                                               2,677
Deferred Benefit - Federal                                       (626)
                                                             ---------
TOTAL INCOME TAX EXPENSE                                      $59,068
                                                             =========


                                                               1992
____________________________________________________________ _________

Current Expense - Federal                                     $53,600
State Tax Expense                                               1,724
Deferred Benefit - Federal                                     (6,645)
                                                             ---------
TOTAL INCOME TAX EXPENSE                                      $48,679
                                                             =========

                                                               1991
____________________________________________________________ _________

Current Expense - Federal                                     $47,701
State Tax Expense                                               1,781
Deferred Benefit - Federal                                     (5,609)
                                                             ---------
TOTAL INCOME TAX EXPENSE                                      $43,873
                                                             =========



The effective tax rate is less than the federal statutory rate in each year as a result of the following items:

                                                                   1993
                                                                         % Of
                                                                        Pre-Tax
                                                              Amount    Income
____________________________________________________________ _________ _________
(Dollars in Thousands)
Federal Income Tax at Statutory Rate                          $73,355      35.0%

Increase (Decrease) in Tax Rates Resulting from

  Tax-Exempt Interest Income on Investment Securities          (9,218)   (4.4%)
  Tax-Exempt Interest Income on Loans                          (5,022)   (2.4%)
  Interest Disallowance on Tax-Exempt Assets                    1,457       0.7%
  Other, Net                                                   (1,504)   (0.7%)
                                                             --------- ---------
TOTAL INCOME TAX EXPENSE                                      $59,068      28.2%
                                                             ========= =========

                                                                    1992
                                                                         % Of
                                                                        Pre-Tax
                                                              Amount   Income
____________________________________________________________ _________ _________
Federal Income Tax at Statutory Rate                          $63,029      34.0%

Increase (Decrease) in Tax Rates Resulting from

  Tax-Exempt Interest Income on Investment Securities          (7,967)   (4.3%)
  Tax-Exempt Interest Income on Loans                          (5,611)   (3.0%)
  Interest Disallowance on Tax-Exempt Assets                    1,454       0.8%
  Other, Net                                                   (2,226)   (1.2%)
                                                             --------- ---------
TOTAL INCOME TAX EXPENSE                                      $48,679      26.3%
                                                             ========= =========




                                                                    1991
                                                                         % Of
                                                                        Pre-Tax
                                                              Amount    Income
____________________________________________________________ _________ _________
Federal Income Tax at Statutory Rate                          $57,278      34.0%

Increase (Decrease) in Tax Rates Resulting from

  Tax-Exempt Interest Income on Investment Securities          (9,649)   (5.7%)
  Tax-Exempt Interest Income on Loans                          (7,460)   (4.4%)
  Interest Disallowance on Tax-Exempt Assets                    1,765       1.0%
  Other, Net                                                    1,939       1.1%
                                                             --------- ---------
TOTAL INCOME TAX EXPENSE                                      $43,873      26.0%
                                                             ========= =========




The significant components of deferred income tax expense attributable to income from continuing operations for the year ended December 31, 1993 are as follows:

                                                               1993
____________________________________________________________ _________
(Dollars In Thousands)
Increase in Deferred Tax Assets Resulting from Tax Benefits
  from an Acquisition                                           $(330)
Adjustments to Deferred Tax Assets and Liabilities for
   Increase in Tax Rates                                       (1,120)
Deferred Tax Expense                                              824
                                                             ---------
Deferred Tax Benefit                                           $(626)
                                                             =========



For the years ended December 31, 1992 and 1991, deferred income tax benefit of $6.6 and $5.6 million, respectively, results from timing differences in the recognition of income and expense for income tax and financial reporting purposes. The sources and tax effects of those timing differences are presented below:

                                                               1992      1991
____________________________________________________________ _________ _________
(Dollars In Thousands)
Provision for Possible Credit Related Losses in Excess
   of Charge-offs                                            $ (4,312) $ (7,165)
Differences Related to the Financial and Tax Treatment of
   Leasing Activities                                           6,221     5,269
Accelerated Tax Depreciation Expense                           (2,766)     (549)
Interest Income on Non-accrual Loans                           (1,526)      (34)
Other, Net                                                     (4,262)   (3,130)
                                                             --------- ---------
TOTAL DEFERRED TAX PROVISION                                 $(6,645)  $(5,609)
                                                             ========= =========




       The components of the deferred tax asset and liabilities are as follows:

December 31,                                                   1993
____________________________________________________________ _________
(Dollars in thousands)
DEFERRED TAX ASSET
  Provision for Possible Credit Related Losses in Excess
     of Charge-offs                                           $63,902
  Interest Income on Non-Accrual Loans                          5,975
  Deferred Compensation                                         3,789
  Deferred Fees for Financial Statement Purposes
       Recognized for Tax Purposes                              7,340
  Expense Accruals not Deductible Until
       Paid for Tax Purposes                                   17,701
  Differences Related to the Financial and Tax Treatment
       of Other Real Estate Owned                               6,734
  Other Deferred Tax Assets                                        70
                                                             ---------
Total Deferred Tax Assets                                     105,511
                                                             ---------
DEFERRED TAX LIABILITIES
  Differences Related to the Financial and Tax                 29,917
       Treatment of Leasing Activities
  Accelerated Tax Depreciation                                  9,951
  Differences Related to the Financial and Tax
       Treatment of Investment Activities                       4,972
  Differences Related to the Financial and Tax
       Treatment of Mortgage Banking Operations                   924
  Expenses Accelerated for Tax Purposes                         7,541
  Other Deferred Tax Liabilities                                6,684
                                                             ---------
Total Deferred Tax Liabilities                                 59,989
                                                             ---------
NET DEFERRED TAX ASSET                                        $45,522
                                                             =========

12)  Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk

       Meridian uses various financial instruments in conducting its business activities and in managing its balance sheet risks. These instruments are properly not included in the accompanying consolidated financial statements. The instruments involve, to varying degrees, elements of credit risk, interest rate risk, and liquidity risk.

       A summary of the contractual or notional amounts of these financial instruments along with a discussion of the instruments and their underlying risk characteristics is as follows:

                                                           December 31,
                                                   ___________________________
                                                       1993             1992
                                                      ____             ____
(Dollars in Thousands)
Financial Instruments Whose Contract Amounts
  Represent Potential Credit Risk
    Commitments to Extend Credit                   $3,396,741       $3,009,466
    Standby and Commercial Letters of Credit          539,366          468,994
    Mortgage Loans Sold and Loan Servicing
      Acquired with Recourse                          975,196        1,298,096
      Forward Rate Agreements                          53,497          115,479
Financial Instruments Whose Notional or
  Contract Amounts Exceed the Amount of
  Potential Credit Risk
  Commitments to Sell
    Mortgage-Backed Securities                        552,500          687,855
  Tender Option Bonds and Other
    Commitments to Purchase Securities                499,995          593,332
  Interest Rate Swap Agreements                     2,167,000        1,902,000
  Forward Interest Rate Swap Commitments              150,000          275,000
  Other Interest Rate Contracts                       253,572          238,704


       Meridian extends binding loan commitments to prospective borrowers. Such commitments assure the borrower of financing for a specified period of time or at a specified rate and usually require the payment of a fee. The risk to Meridian in an undrawn loan commitment is limited by the terms of the contract. For example, Meridian may not be obligated to advance funds if the customer's financial condition deteriorates or if the customer fails to meet specific covenants. An undrawn loan commitment represents both a potential credit risk once the funds are advanced to the customer and liquidity risk since the customer may demand immediate cash that would require a funding source. Meridian's credit review and approval process for loan commitments is the same as the process used for loans. In addition, Meridian's Credit Policy Committee reviews customer requests for loan commitments and monitors outstanding commitments on an ongoing basis. Meridian's current liquidity position continues to satisfy its needs for funds. In addition, since a portion of these loan commitments normally expire unused, the total amount of outstanding commitments at any point in time will not require a funding source.

       A standby letter of credit is an instrument issued by a bank that represents an obligation to guarantee payments on certain transactions of its customers. Meridian evaluates the creditworthiness of each of its letter of credit customers, using the same review and approval process that is used for loans. In addition, Meridian has established guidelines limiting the amount of total outstanding standby letters of credit to a specified percentage of its shareholders' equity. Compliance with these guidelines is monitored on a monthly basis.

       The amount of collateral received on loan commitments and on standby letters of credit is dependent upon the individual transaction and the creditworthiness of the customer.

       Meridian originates and sells residential mortgage loans as part of various mortgage-backed security programs sponsored by United States government agencies or government-sponsored agencies, such as the Government National Mortgage Association, Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. These sales are often subject to certain recourse provisions in the event of default by the borrower. Meridian provides for potential losses against these mortgage-backed securities by establishing reserves at the time of sale and evaluates the adequacy of these reserves on an ongoing basis.

       Forward rate agreements are used in transactions with municipalities that generally have a debt payment due in the future. Under these agreements, Meridian agrees to deliver primarily securities, usually United States Treasury securities, that will mature on or before the required payment date. The type and associated interest rate of these securities is established when the agreement is entered into.

       The principal risk associated with forward rate agreements is interest rate risk to the extent the required securities have not been purchased. If interest rates fall, securities yielding the higher agreed upon fixed rate will be more expensive for Meridian to purchase.

       Meridian has commitments to sell mortgage-backed securities or loans with delivery at a future date but typically within 120 days. The risk associated with these instruments consists primarily of loans not closing in sufficient volumes and at appropriate yields to meet mandatory obligations. Meridian is also subject to interest rate risk in a decreasing rate environment. Hedges are used to decrease the impact of such risk.

       Tender option bonds are also instruments associated with municipalities. A municipality generally issues a tax-free, fixed rate, long-term security in order to finance the origination of single family residential mortgages. The municipality enters into a tender option bond program with Meridian, which converts the fixed rate long-term instrument into a variable rate short-term product. Under the terms of this agreement, the municipality will pay a fixed rate to Meridian over the life of the underlying bond. Meridian, in turn, pays a short-term variable rate to the ultimate bondholder, who has the option to sell the bonds back to Meridian. Meridian also receives the right to remarket any purchased bonds at a short-term, tax-exempt, variable rate.

       The risk to Meridian in tender option bonds is one of interest rate risk in a rising rate environment. If interest rates increase, the rate paid on the short-term instrument will also increase and the spread between the fixed rate that Meridian receives and the short-term rate Meridian pays to bondholders will decrease. If short-term rates exceed the fixed rate on the long-term instrument, then the short-term instrument will be sold at a discount and Meridian would incur a loss.

       Meridian's position in forward rate agreements and tender option bonds is sometimes hedged through the use of other interest rate sensitive financial instruments such as options.
In addition, these two instruments have interest rate sensitivities that move in opposite directions.

       Interest rate swap agreements involve the exchange of fixed and floating rate interest payments without the exchange of the underlying contractual or notional amounts. Interest rate options, caps, and floors involve the receipt of a fee by Meridian in exchange for assumption of the risk of interest rate movements beyond a predetermined level. Interest rate caps or floors are written to enable customers to manage their interest rate risks.

       Interest rate swaps, the principal derivative product used by Meridian, are used as part of the asset and liability management program to alter the repricing characteristics of a portion of the core deposit base. Risk in these transactions involves the risk of counterparty nonperformance under the terms of the contract. The notional or contract amount does not represent the risks inherent in these agreements. The risk of loss can be approximated by estimating the cost, on a present value basis, of replacing an instrument at current market interest rates. Credit risk is managed by performing credit reviews and through ongoing credit monitoring procedures.

       Reference should be made to Note 14 of the Notes to Consolidated Financial Statements for a discussion of contingent liabilities related to the discontinued title insurance operations.

Concentrations of Credit Risk

       Loan concentrations are considered to exist when a multiple number of borrowers are engaged in similar activities and have similar economic characteristics which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. At December 31, 1993, Meridian's commercial loans and commitments did not have any industry concentration or other known concentration that exceeded 10% of total loans and commitments. However, the effect of the recent recession has had a negative impact on the financial performance of many companies involved in retail trade. At December 31, 1993 Meridian's loans to companies in retail trade totalled $721.6 million, or 8% of total loans outstanding and 13% of total commercial loans outstanding. Included in this total were loans to department stores and other retailers of $358.9 million and loans to automobile dealers of $362.7 million.

Legal

       Meridian and certain of its subsidiaries were party (plaintiff or defendant) to a number of lawsuits. While any litigation has an element of uncertainty, management, after reviewing these actions with its legal counsel, is of the opinion that the liability, if any, resulting from all legal actions will not have a material effect on the consolidated financial condition or results of operations of Meridian.

13)  FAIR VALUES OF FINANCIAL INSTRUMENTS

       In December 1991, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," (SFAS No. 107). SFAS No. 107 requires disclosure of the fair value of all financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate such value. Fair value estimates and assumptions are presented below for Meridian's financial instruments.

       Fair value estimates are made at a point in time, based on relevant market information and available information about the financial instrument. Fair values are based on quoted market prices for financial instruments where prices exist in the market. In cases where quoted market prices are not available, fair values are derived from estimates using present value or other valuation techniques. Because a quoted market price does not exist for a significant portion of Meridian's financial instruments, fair value estimates are based on judgments regarding future cash flow expectations, perceived credit risk, interest rate risk, prepayment risk, economic conditions, and other factors. The estimates are therefore subjective and may not reflect the amount that could be realized upon immediate sale of the instrument. Changes in the assumptions could also significantly affect the estimates. Also, the estimates do not reflect any additional premium or discount that could result from the sale of Meridian's entire holdings of a particular financial instrument.

       Only existing on and off-balance sheet financial instruments are subject to fair value estimates. A value is not assigned to fee-based businesses such as Meridian's asset management and trust operations, with customers' assets of approximately $27.0 billion, and the mortgage banking business, where Meridian services approximately $7 billion in residential and commercial loans. In addition, core deposits represent the intangible value derived from retaining low-cost deposits for an expected future period of time. The positive value of core deposits held by Meridian is not reflected in these fair value estimates because it is not a requirement of SFAS No. 107. The value of other non-financial instruments, such as property, plant and equipment, and deferred tax assets is also not considered. In addition, tax implications related to the realization of unrealized gains and losses can significantly affect fair value and have not been considered in these estimates.

       Because of these reasons, the aggregate fair values disclosed in this footnote to the financial statements are not meant to represent an estimate of the underlying value of Meridian Bancorp, Inc. taken as a whole.

       At December 31, 1993 and 1992, the carrying, contract, or notional values and estimated fair values of financial instruments of Meridian are as follows:

                                                         1993                             1992
On-Balance Sheet
(in millions)

                                              Carrying       Approximate       Carrying       Approximate
                                                Value         Fair Value         Value         Fair Value
                                              ________       ___________       ________       ___________

Financial Assets
Cash and Due from Banks                      $   587.6        $   587.6       $   685.8        $   685.8

Short-term Investments                           153.2            153.2           281.6            281.6
(Including Trading Account Securities)

Investment Securities

  United States Government Securities            630.3            635.0           549.3            561.8
  Mortgage-Backed Securities                   1,555.1          1,565.4         1,296.0          1,314.7
  State and Municipal Securities                 375.6            387.3           356.7            364.2
  Other Securities                               223.4            225.3           258.5            264.4

Investment Securities Available                  275.7            288.1           945.2            973.4
  for Sale

Mortgage Loans and Other Assets                  655.8            658.0           497.1            497.8
  Held for Sale

Loans

  Commercial                                   5,353.6          5,362.2         5,135.6          5,121.7
  Real Estate - Residential                      998.4          1,014.7         1,084.3          1,121.6
  Consumer                                     2,471.8          2,508.9         2,127.8          2,167.1
  Allowance for Possible Loan
    Losses                                      (173.4)              --          (165.5)              --
                                               _______          _______         _______          _______

  Net Loans                                    8,650.4          8,885.8         8,182.2          8,410.4

Other Assets                                     134.0            134.0           132.1            132.1

Financial Liabilities

Deposits                                      11,346.1         11,438.4        11,774.7         11,882.7

Short-Term Borrowings                            791.7            791.7           877.1            877.1

Long-Term Debt and Other                         416.5            435.3           297.1            308.6
  Borrowings

Other Liabilities                                 59.6             59.6            60.2             60.2

Off-Balance Sheet Financial Instruments

       Meridian uses various off-balance sheet financial instruments in conducting its business activities and in managing its balance sheet risks. The value of these instruments is based on their respective settlement values, or the amount that Meridian would either pay or receive to assume Meridian's position in these contracts.


December 31
(in millions)
                                        1993                            1992
                                                   ____                            ____
                                        Contract                        Contract
                                           or          Approximate         or          Approximate
                                        Notional       Net Payable      Notional       Net Payable
                                         Amount       (Receivable)       Amount       (Receivable)
                                        ________      ____________      ________      ____________


Commitments to Extend Credit            $3,396.7         $  2.1         $3,009.5         $  2.5

Standby and Commercial Letters             539.4            4.7            469.0            4.3
  of Credit

Mortgage Loans Sold and Loan
  Servicing Acquired with Recourse         975.2            2.6          1,298.1            3.4

Forward Rate Agreements                     53.5            2.5            115.5            3.4

Commitments to Sell Mortgage-
  Backed Securities                        552.5             .2            687.9             .2

Tender Option Bonds and Other
  Commitments to Purchase Securities       500.0          (25.9)           593.3          (17.6)

Interest Rate Swap Agreements            2,167.0           (5.3)         1,902.0          (27.1)

Forward Interest Rate Swap
  Agreements                               150.0             .3            275.0            1.2

Other Interest Rate Contracts              253.6             --            238.7             .6


       The following methods and assumptions were used by Meridian in estimating the fair value of its financial instruments:

       Cash and Due from Banks. The carrying amounts reported in the balance sheet approximate fair value due to the short-term nature of these assets.

       Short-Term Investments. Short-term investments include trading account securities which are marked-to-market for financial reporting purposes and therefore already approximate fair value. The carrying amounts of other short-term investments on Meridian's balance sheet approximate fair value since the maturity of these instruments is generally 90 days or less. For short-term investments with maturities of greater than 90 days, fair value estimates are based on market quotes for similar instruments, adjusted for such differences between the quoted instruments and the instruments being valued as maturity and credit quality.

       Investment Securities and Investment Securities Available for Sale. The fair values of investment securities and investment securities available for sale are based on quoted market prices as of the balance sheet date, where available. In cases where a market price is not available, external pricing services that approximate fair value are used. For certain instruments, fair value is estimated by obtaining quotes from independent securities dealers.

       Loans. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are aggregated by commercial, residential real estate, and consumer categories. Each loan portfolio is further classified by variable rate or fixed rate loans and by performing or nonperforming loans.

       For performing variable-rate loans, fair values are based on carrying amounts, as these loans reprice frequently as market rates change. Additionally, most variable rate loans are reviewed and extended on at least an annual basis. At the time of that review, these loans are repriced to reflect the current credit risk inherent in the loan. For performing fixed-rate loans, the fair value methodology varies according to each loan portfolio. Fair values for residential real estate and consumer loans are estimated using quoted market prices, where available. Where quoted market prices are not available, quotations are obtained for similar instruments and adjusted for such differences in loan characteristics as maturity and credit quality. The fair value of performing fixed-rate commercial loans is estimated by discounting the expected cash flows by a discount rate that reflects the interest rate and credit risk inherent in the loan. The estimated maturity of these loans reflects both contractual maturity and management's assessment of prepayments, economic conditions, and other factors that may affect the maturity of the portfolio. The discount rate is based on the rate that would be currently offered for loans with similar terms to borrowers of similar credit quality.

       Nonperforming loans are included in each of the loan portfolios previously described. The fair value of nonperforming loans is estimated by discounting the expected return of principal over the period of time Meridian anticipates receiving principal payments on the loan. The discount rate used is a rate reflective of the higher risk surrounding these assets compared to a performing loan.

       Accrued Interest Receivable and Other Assets. The carrying value of certain financial instruments included in these categories, such as accrued interest receivable, approximates fair value. For other financial instruments, such as assets related to servicing certain loans, fair value is estimated by discounting the scheduled cash flows through estimated maturity by a discount rate that reflects the interest rate and credit risk inherent in the instrument.

       Deposits. The fair value of deposits with no stated maturity, such as non-interest bearing deposits, NOW accounts, savings, and money market deposit accounts, is the amount payable on demand as of year end. The fair value of low-cost core deposits is not considered in the value of deposits nor is it recorded as an intangible asset in the balance sheet, as previously discussed.

       For time deposits, fair value is estimated by discounting the contractual cash flows using a discount rate equal to the rate currently offered for similar deposits of similar maturities.

       Short-Term Borrowings. The carrying values of federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings approximate fair values.

       Long-Term Debt and Other Borrowings. The fair values of long-term debt and other borrowings are estimated by discounting the contractual cash flows for each instrument. The discount rate applied is based on the current incremental borrowing rates for similar arrangements with similar maturities.

       Accrued Interest Payable and Other Liabilities. The carrying value of certain financial instruments included in these categories, such as accrued interest payable, approximates fair value.

       Off-Balance Sheet Financial Instruments. Fair values for Meridian's off-balance sheet financial instruments are calculated based on market prices (forward rate agreements and interest rate swaps); market prices for comparable instruments, adjusted for such differences between the two instruments as maturity or credit quality (mortgage loans sold or loan servicing acquired with recourse, commitments to purchase or sell securities, tender option bonds and other interest rate contracts); and fees currently charged to enter into similar agreements, taking into account the remaining term of the agreement and the present credit risk assessment of the counterparty (commitments to extend credit and standby letters of credit).

14)  Discontinued Operations

       The sale of Meridian's title insurance operations to Fidelity National Financial, Inc. of Irvine, California was completed on June 30, 1992.

       Meridian retained an investment of $20 million in preferred stock of American Title Insurance Company. This investment is mandatorily redeemable by American Title in 2004 and is included in other assets in the consolidated balance sheets. However, the redemption price and carrying value of the preferred stock on the books of Meridian is subject, under certain circumstances, to reduction to the extent that claims accruals or payments on title policies issued prior to year-end 1991 by American Title and certain other general litigation accruals or payments, net of recoveries, exceed reserves (approximately $46 million) on the books of American Title at December 31, 1991. Meridian is also obligated to pay an amount, up to $11 million, to the extent that claims payments, net of recoveries, by both Meridian Title Insurance Company and American Title on policies issued prior to year-end 1991 exceed the preferred stock redemption price of $20 million plus reserves (approximately $53 million) on the books of both Meridian Title and American Title at December 31, 1991.

15)  MERIDIAN BANCORP, INC.
     (PARENT COMPANY ONLY)


Condensed Balance Sheets

December 31,                                  1993         1992
(Dollars in Thousands)                     -----------  -----------
Assets

Cash                                           $2,469         $136
Investment in Subsidiaries
  Banking...............................    1,152,620    1,031,765
  Non-Banking...........................      111,143       91,429
Short-Term Investments..................       48,043       32,610
Investment Securities...................          525        3,504
Premises and Equipment..................       14,220       12,327
Intercompany Note Receivable............       47,009       75,000
Other Assets............................       38,633       17,172
                                           ----------   ----------
    Total Assets........................   $1,414,662   $1,263,943
                                           ==========   ==========


Liabilities and Shareholders' Equity

Long-Term Debt and Other Borrowings.....     $174,394     $174,320
Dividends Payable.......................           --        2,094
Accrued Interest Payable................        3,970        5,777
Other Liabilities.......................       50,665       22,433
Shareholders' Equity....................    1,185,633    1,059,319
                                           ----------   ----------
    Total Liabilities and
     Shareholders' Equity...............   $1,414,662   $1,263,943
                                           ==========   ==========


Condensed Statements of Income

Year ended December 31,                       1993         1992         1991
(Dollars in Thousands)                      ----------    ---------    ---------
Income

Interest Income from
  Subsidiaries..........................       $4,570       $2,425         $505
Management Fees From
  Subsidiaries..........................       57,383       46,014       40,932
Interest and Fees on Loans..............        4,160          873          987
Investment Securities Income............          955          516          596
Net Securities Gains....................          607        1,132          177
Intercompany Service Fees...............          578        5,940       25,553
Other Income............................        1,414          307          181
                                             --------     --------     --------
  Total Income..........................       69,667       57,207       68,931

Expenses

Interest on Long-Term Debt
  and Other Borrowings..................       12,489        8,609        6,554
Salaries and Benefits...................       35,627       27,992       33,480
Net Occupancy Expense...................        5,528        5,539        8,148
Equipment Expense.......................        3,446        3,605       10,843
Other Expenses..........................       30,808       21,864       26,537
                                             --------     --------     --------
  Total Expenses........................       87,898       67,609       85,562
                                              --------     --------     --------
Loss Before Taxes.......................      (18,231)     (10,402)     (16,631)
Credit For Income Taxes.................       (6,288)      (2,848)      (2,238)
                                             --------     --------     --------
Loss Before Earnings
  of Subsidiaries.......................      (11,943)      (7,554)     (14,393)
Dividend Income from Subsidiaries
  Banking Subsidiaries..................       68,101       52,853       59,230
  Non-Banking Subsidiaries..............          850          250        4,850
Undistributed Earnings(Losses) of
   Subsidiaries
     Continuing Operations..............      100,753       91,156       74,499
     Discontinued Operations............            -            -       (6,500)
                                             --------     --------     --------
  Net Income............................     $157,761     $136,705     $117,686
                                             ========     ========     ========

Condensed Statements of Cash Flows


Year ended December 31,                       1993         1992         1991
(Dollars in Thousands)                       ---------    ---------    ---------
Cash Flows from Operating Activities

Net Income..............................     $157,761     $136,705     $117,686
Adjustments to Reconcile to Net Cash
 Provided by Operating Activities
  Earnings of Subsidiaries..............     (169,704)    (141,957)    (135,140)
    Cash Dividends Received from
     Subsidiaries.......................       68,951       53,103       64,080
    Depreciation and Amortization.......        5,309        4,214        8,571
    Other,Net...........................       (2,072)      (1,165)         331
    (Increase) Decrease in Other Operating
       Assets...........................      (24,738)      (3,960)       8,797
    Increase in Other Operating
       Liabilities......................       29,536       15,984        4,886
                                             --------     --------     --------
          Net Cash Provided by
            Operating Activities........       65,043       62,924       69,211
                                             ========     ========     ========

Cash Flows from Investing Activities

 Sales of Investment Securities.........       64,508       10,072        6,134
 Purchases of Investment Securities.....       (1,529)     (87,081)      (7,388)
 Capital Contributions and Advances
  to Subsidiaries.......................      (53,036)      (4,067)     (64,787)
 Purchases of Premises and Equipment....       (3,803)      (4,695)      (3,716)
 Proceeds from Sales of
  Premises and Equipment................           19            -          132
                                             --------     --------     --------
         Net Cash Provided by (Used for)
            Investing Activities........        6,159      (85,771)     (69,625)
                                             --------     --------     --------

Cash Flows from Financing Activities

 Cash Dividends Paid to Common
   Shareholders.........................      (69,635)     (61,256)     (55,639)
 Proceeds from Issuance of Common
   Stock................................       16,242       10,779       64,815
 Decrease in Short
   Term Borrowings......................            -            -         (560)
 Repayment of Long Term Debt
   and Other Borrowings.................          (43)        (305)      (5,315)
 Proceeds from Issuance of
   Long Term Debt.......................            -       98,675            -
                                             --------     --------     --------
         Net Cash Provided by (Used for)
            Financing Activities........      (53,436)      47,893        3,301
                                             --------     --------     --------
Cash and Cash Equivalents
 Net Increase During the Year...........       17,766       25,046        2,887
 Balance at Beginning of Year...........       32,746        7,700        4,813
                                             --------     --------     --------

 Balance at End of Year.................      $50,512      $32,746       $7,700
                                             ========     ========     ========


Interest payments totaled $10,682, $6,456 and $6,439 in 1993, 1992 and 1991, respectively. Noncash investing activity consisted of a contribution of $18,812 of premises and equipment to a banking subsidiary in 1991. Noncash financing activity consisted of the issuance of $11,728 of stock as a result of a merger, the transfer of capitalized lease obligations of $10,318 to a banking subsidiary in 1991, and the capitalization of leases of $2,850 in 1991.

16)  Industry Segment Reporting

       Meridian operates principally in two business segments - banking and securities. Reference should be made to the discussion and tables appearing under "Banking" and "Securities" in the section "Primary Business Activities" in Management's Discussion and Analysis of Earnings and Financial Position for financial information on each of these business segments.

                             Opinion of Independent Auditors

The Board of Directors
Meridian Bancorp, Inc.

       We have audited the accompanying consolidated balance sheets of Meridian Bancorp, Inc. and its subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meridian Bancorp, Inc. and its subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles.

       As discussed in Notes 8 and 11, respectively, to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, in 1993.

KPMG PEAT MARWICK
January 19, 1994

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                        PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Incorporated by reference is the following information included in the Proxy Statement relating to the Registrant's Annual Meeting of Shareholders to be held on April 26, 1994 (the "Proxy Statement"), filed by the Registrant with the Securities and Exchange Commission: with respect to the directors of the Registrant, the section captioned "Election of Directors (Matter No. 1); General." Information regarding executive offices of the Registrant is presented in Part I, Item 4A of this Form 10-K.

ITEM 11.      EXECUTIVE COMPENSATION

       Incorporated by reference is the information included in the Proxy Statement under the headings "Election of Directors (Matter No. 1); Compensation Paid to Executive Officers." "Election of Directors (Matter No. 1); Executive Employment Agreements" and "Election of Directors (Matter No. 1); Compensation Committee Interlocks and Insider Participation."

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

       Incorporated by reference is the following information included in the Proxy Statement: (1) with respect to shares owned by certain beneficial owners, the section captioned "General; Principal Shareholders" and (2) with respect to shares owned by directors and executive officers, the section captioned "Election of Directors (Matter No. 1); Security Ownership of Management."

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Incorporated by reference is the information included in the Proxy Statement under the heading "Election of Directors (Matter
No. 1); Certain Transactions."

                                         PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K

       The following documents are filed as part of this report:

       A.1.   Financial Statements (included under Item 8)

              (a)    Meridian Bancorp, Inc. and Subsidiaries

                     - Management's Statement of Responsibility for Financial Information
                     -     Consolidated Balance Sheets
                     -     Consolidated Statements of Income
                     -     Consolidated Statements of Changes in
                           Shareholders' Equity
                     -     Consolidated Statements of Cash Flows
                     -     Notes to Consolidated Financial Statements
                     -     Opinion of Independent Auditors

       2. All financial schedules are omitted because they are not applicable, the data are not significant or the required information is shown in the Annual Report. (The information that would be shown in Meridian Bancorp, Inc.'s (Parent Company Only) Statements of Changes in Shareholders' Equity is identical to the information supplied in the Consolidated Statements of Changes in Shareholders' Equity which appears herein.)

       3.     Exhibits (numbered as in Item 601 of Regulation S-K)

               (3.1)       Articles of Incorporation of Meridian
                           Bancorp, Inc., as amended, incorporated
                           herein by reference to Exhibit 3.1 of the Annual Report on Form 10-K of the Registrant for the year ended December 31, 1988.

               (3.2)       By-laws of Meridian Bancorp, Inc., as
                           amended, incorporated herein by reference to
                           Exhibit 3.2 of the Annual Report on Form 10-K of the Registrant for the year ended
                           December 31, 1991.

                 (4) Agreement to furnish instruments defining the rights of holders of long-term debt of Meridian Bancorp, Inc. and its consolidated subsidiaries, incorporated herein by reference to Exhibit 4 of the Annual Report on Form 10-K of the Registrant for the year ended December 31, 1991.

                 (9)       Voting Trust Agreement (none).

              (10.1) Meridian Bancorp, Inc. Executive Annual Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.1 of the Annual Report on Form 10-K of the Registrant for the year ended December 31, 1991.*

              (10.2) Meridian Bancorp, Inc. Retirement Restoration Plan, as amended, incorporated herein by reference to Exhibit 10.2 of the Annual Report on Form 10-K of the Registrant for the year ended December 31, 1991.*

              (10.3) Meridian Bancorp, Inc. Stock Option Plan, as amended, incorporated herein by reference to
                           Exhibit 10.3 of the Annual Report on Form
                           10-K of the Registrant for the year ended
                           December 31, 1991.*

              (10.4) Meridian Bancorp, Inc. Stock Appreciation Rights Plan, incorporated herein by reference to Exhibit 10.4 of the Annual Report on Form 10-K of the Registrant for the year ended December 31, 1992.*

              (10.5) Meridian Bancorp, Inc. Directors' Deferred Compensation Plan dated July 1, 1983, incorporated herein by reference to Exhibit
                           10.8 of the Annual Report on Form 10-K of the Registrant for the year ended December 31, 1990.*

              (10.6) Form of Deferred Compensation Agreements entered into on January 12, 1987 between Meridian Bancorp, Inc. and Samuel A. McCullough, incorporated herein by reference to Exhibit 10.6 of the Annual Report on Form 10-K of the Registrant for the year ended December 31, 1991.*

              (10.7) Form of Directors' Deferred Compensation Agreement, incorporated herein by reference to Exhibit 10.7 of the Annual Report on Form 10-K of the Registrant for the year ended December 31, 1991.*

              (10.8) Termination Agreement between Meridian Bancorp, Inc. and Samuel A. McCullough dated as of July 1, 1986, incorporated herein by reference to Exhibit 10.8 of the Annual Report on Form 10-K of the Registrant for the year ended December 31, 1991.*

              (10.9) Termination Agreement between Meridian Bancorp, Inc. and Ezekiel S. Ketchum dated as of July 1, 1986, incorporated herein by reference to Exhibit 10.9 of the Annual Report on Form 10-K of the Registrant for the year ended December 31, 1991.*

              (10.10) Termination Agreement between Meridian Bancorp, Inc. and Russell J. Kunkel dated as of July 1, 1986, incorporated herein by reference to Exhibit 10.11 of the Annual Report on Form 10-K of the Registrant for the year ended December 31, 1991.*

              (10.11) Termination Agreement between Meridian Bancorp, Inc. and David E. Sparks dated as of January 23, 1990, incorporated herein by reference to Exhibit 10.22 of the Annual Report on Form 10-K of the Registrant for the year ended December 31, 1990.*

              (10.12) Meridian Bancorp, Inc. Supplemental Salary Reduction Plan, as amended, incorporated herein by reference to Exhibit 10.14 of the Annual Report on Form 10-K of the Registrant for the year ended December 31, 1991.*

              (10.13) Meridian Bancorp, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10.15 of the Annual Report on Form 10-K of the Registrant for the year ended December 31, 1991.*

              (10.14) Meridian Bancorp, Inc. Executive Intermediate Performance Plan adopted January 1, 1990, incorporated herein by reference to Exhibit
                           10.23 of the Annual Report on Form 10-K of the Registrant for the year ended
                           December 31, 1990.*

              (10.15) Rights Agreement dated as of July 25, 1989 between Meridian Bancorp, Inc. and Meridian Trust Company, incorporated by reference to
                           Exhibit 4 of the Current Report on Form 8-K of the Registrant dated August 11, 1989.

              (10.16) Lease of The First National Bank of Allentown building dated August 6, 1984, as amended by First Amendment to Lease dated September 25, 1984, incorporated herein by reference to
                           Exhibit 10.9 of the Annual Report on Form
                           10-K of the Registrant for the year ended
                           December 31, 1990.

              (10.17) Purchase and Assumption Agreement dated October 13, 1989 between Resolution Trust Corporation, Receiver of Hill Financial Savings Association and Meridian Financial Savings Association, F.A., incorporated by reference to Exhibit 1 of the Current Report on Form 8-K of the Registrant dated
                           October 27, 1989.

              (10.18) Preferred Stock Purchase Agreement, dated August 23, 1991, among Meridian Bank, American Title Insurance Company and First Title Insurance Company, incorporated herein by reference to Exhibit 2.2 of the Current Report on Form 8-K of the Registrant dated August 23, 1991.

              (10.19) Agreement, dated as of March 30, 1993, between Commonwealth Bancshares Corporation and the Registrant, incorporated by reference to Exhibit 2.1 to Registration Statement No. 33-65780 on Form S-4 of the Registrant.

                 (11) Statement regarding Computation of Per Share Earnings (included herein).

                 (12)      Statement regarding Computation of Ratios
                           (not applicable).

                 (18)      Letter regarding Change in Accounting
                           Principles (not applicable).

                 (19)      Previously Unfiled Documents (none).

                 (21)      List of Subsidiaries of the Registrant
                           (included herein).

                 (22) Published Report Regarding Matters Submitted to a Vote of Security Holders (none).

                 (23)      Consent of KPMG Peat Marwick (included
                           herein).

                 (24)      Power of Attorney (none).

                 (28) Information from reports furnished to state insurance regulatory authorities (not applicable).

                 (99)      Additional Exhibits (none).

________________________
*Denotes compensatory plan or arrangement.

       B.1    Reports on Form 8-K.

       On November 14, 1993, the Registrant filed an amendment to a Current Report on Form 8-K dated August 31, 1993 for the purpose of filing under Item 7 of the Current Report the following financial statements relating to the Registrant's acquisition of Commonwealth Bancshares Corporation:

              1. Consolidated Statements of Condition as of December 31, 1992 and 1991, and the Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders' Equity and Consolidated Statements of Cash Flows for the years ended December 31, 1992, 1991 and 1990 of Commonwealth Bancshares Corporation, and the related Notes to Consolidated Financial Statements.

              2. Unaudited Consolidated Statement of Condition as of June 30, 1993, the Unaudited Consolidated Statements of Income for the three-month and six-month periods ended June 30, 1993 and 1992, and the Unaudited Consolidated Statements of Cash Flows for the six-month periods ended June 30, 1993 and 1992 of Commonwealth Bancshares Corporation, and the related Notes to Unaudited Consolidated Financial Statements.

              3. Pro forma financial statements of the Registrant and Commonwealth Bancshares Corporation.

                                       SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MERIDIAN BANCORP, INC.
                                         (Registrant)


                                         /s/ Samuel A. McCullough
                                         Samuel A. McCullough, Chairman and
                                         Chief Executive Officer

Date:  March 22, 1994

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                Title                      Date

/s/ Samuel A. McCullough                 Chairman, Chief        March 22, 1994
Samuel A. McCullough                     Executive Officer
                                         and Director
                                         (Principal Executive
                                         Officer)

/s/ David E. Sparks                      Vice Chairman,         March 22, 1994
David E. Sparks                          Chief Financial
                                         Officer and Director
                                         (Principal
                                         Financial Officer)

/s/ Michael J. Mizak, Jr.                Senior Vice            March 22, 1994
Michael J. Mizak, Jr.                    President and
                                         Controller
                                         (Principal
                                         Accounting Officer)

/s/ Delight E. Breidegam, Jr.            Director               March 22, 1994
DeLight E. Breidegam, Jr.

/s/ Thomas F. Burke, Jr.                 Director               March 22, 1994
Thomas F. Burke, Jr.

/s/ Robert W. Cardy                      Director               March 22, 1994
Robert W. Cardy

/s/ Harry Corless                        Director               March 22, 1994
Harry Corless

/s/ William D. Davis                     Director               March 22, 1994
William D. Davis

_____________________________            Director               March 22, 1994
Julius W. Erving

/s/ Fred D. Hafer                        Director               March 22, 1994
Fred D. Hafer

/s/ Joseph H. Jones                      Director               March 22, 1994
Joseph H. Jones

_________________________                Director               March 22, 1994
Lawrence C. Karlson

/s/ Ezekiel S. Ketchum                   Director               March 22, 1994
Ezekiel S. Ketchum

/s/ Sidney D. Kline, Jr.                 Director               March 22, 1994
Sidney D. Kline, Jr.

/s/ George W. Leighow                    Director               March 22, 1994
George W. Leighow

/s/ Joseph F. Paquette, Jr.              Director               March 22, 1994
Joseph F. Paquette, Jr.

/s/ Daniel H. Polett                     Director               March 22, 1994
Daniel H. Polett

_____________________________            Director               March 22, 1994
Lawrence R. Pugh

/s/ Paul R. Roedel                       Director               March 22, 1994
Paul R. Roedel

/s/ Wilmer R. Schultz                    Director               March 22, 1994
Wilmer R. Schultz

/s/ Robert lB. Seidel                    Director               March 22, 1994
Robert B. Seidel

/s/ Judith M. von Seldeneck              Director               March 22, 1994
Judith M. von Seldeneck

_____________________________            Director               March 22, 1994
George Strawbridge, Jr.

/s/ Anita A. Summers                     Director               March 22, 1994
Anita A. Summers

/s/ Earle A. Wootton                     Director               March 22, 1994
Earle A. Wootton

                                      EXHIBIT INDEX

                                                      Page Number
                                                     Sequentially
                                                       Numbered
Number     Description                                 Original
- ------     -----------                               ------------
 (3.1)    Articles of Incorporation of Meridian
          Bancorp, Inc., as amended, incorporated
          herein by reference to Exhibit 3.1 of
          the Annual Report on Form 10-K of the
          Registrant for the year ended
          December 31, 1988.

 (3.2)    By-laws of Meridian Bancorp, Inc., as
          amended, incorporated herein by
          reference to Exhibit 3.2 of the Annual
          Report on Form 10-K of the Registrant
          for the year ended December 31, 1991.

   (4)    Agreement to furnish instruments
          defining the rights of holders of long-
          term debt of Meridian Bancorp, Inc. and
          its consolidated subsidiaries,
          incorporated herein by reference to
          Exhibit 4 of the Annual Report on
          Form 10-K of the Registrant for the
          year ended December 31, 1991.

   (9)    Voting Trust Agreement (none).

(10.1)    Meridian Bancorp, Inc. Executive Annual
          Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.1 of the Annual Report on Form 10-K of the Registrant for the year ended
          December 31, 1991.*

(10.2)    Meridian Bancorp, Inc. Retirement
          Restoration Plan, as amended,
          incorporated herein by reference to
          Exhibit 10.2 of the Annual Report on
          Form 10-K of the Registrant for the
          year ended December 31, 1991.*

(10.3)    Meridian Bancorp, Inc. Stock Option
          Plan, as amended, incorporated herein
          by reference to Exhibit 10.3 of the
          Annual Report on Form 10-K of the
          Registrant for the year ended
          December 31, 1991.*

(10.4)    Meridian Bancorp, Inc. Stock Appreciation
          Rights Plan, incorporated herein by
          reference to Exhibit 10.4 of the Annual
          Report on Form 10-K of the Registrant
          for the year ended December 31, 1992.*

(10.5)    Meridian Bancorp, Inc. Directors'
          Deferred Compensation Plan dated July 1,
          1983, incorporated herein by reference
          to Exhibit 10.8 of the Annual Report on
          Form 10-K of the Registrant for the year ended December 31, 1990.*

(10.6) Form of Deferred Compensation Agreements entered into on January 12, 1987 between Meridian Bancorp, Inc. and Samuel A.
          McCullough, incorporated herein by
          reference to Exhibit 10.6 of the Annual
          Report on Form 10-K of the Registrant
          for the year ended December 31, 1991.*

(10.7)    Form of Directors' Deferred Compensation
          Agreement, incorporated herein by
          reference to Exhibit 10.7 of the Annual
          Report on Form 10-K of the Registrant
          for the year ended December 31, 1991.*

(10.8)    Termination Agreement between Meridian
          Bancorp, Inc. and Samuel A. McCullough
          dated as of July 1, 1986, incorporated
          herein by reference to Exhibit 10.8 of
          the Annual Report on Form 10-K of the
          Registrant for the year ended
          December 31, 1991.*

(10.9)    Termination Agreement between Meridian
          Bancorp, Inc. and Ezekiel S. Ketchum
          dated as of July 1, 1986, incorporated
          herein by reference to Exhibit 10.9 of
          the Annual Report on Form 10-K of the
          Registrant for the year ended
          December 31, 1991.*

(10.10)   Termination Agreement between Meridian
          Bancorp, Inc. and Russell J. Kunkel
          dated as of July 1, 1986, incorporated
          herein by reference to Exhibit 10.11 of
          the Annual Report on Form 10-K of the
          Registrant for the year ended
          December 31, 1991.*

(10.11)   Termination Agreement between Meridian
          Bancorp, Inc. and David E. Sparks dated
          as of January 23, 1990, incorporated
          herein by reference to Exhibit 10.22 of
          the Annual Report on Form 10-K of the
          Registrant for the year ended
          December 31, 1990.*

(10.12)   Meridian Bancorp, Inc. Supplemental
          Salary Reduction Plan, as amended,
          incorporated herein by reference to
          Exhibit 10.14 of the Annual Report on
          Form 10-K of the Registrant for the year ended December 31, 1991.*

(10.13)   Meridian Bancorp, Inc. Supplemental
          Executive Retirement Plan, incorporated
          herein by reference to Exhibit 10.15 of
          the Annual Report on Form 10-K of the
          Registrant for the year ended
          December 31, 1991.*

(10.14)   Meridian Bancorp, Inc. Executive
          Intermediate Performance Plan adopted
          January 1, 1990, incorporated herein by
          reference to Exhibit 10.23 of the Annual
          Report on Form 10-K of the Registrant
          for the year ended December 31, 1990.*

(10.15)   Rights Agreement dated as of July 25,
          1989 between Meridian Bancorp, Inc. and
          Meridian Trust Company, incorporated by
          reference to Exhibit 4 of the Current
          Report on Form 8-K of the Registrant
          dated August 11, 1989.

(10.16)   Lease of The First National Bank of
          Allentown building dated August 6, 1984, as amended by First Amendment to Lease dated September 25, 1984, incorporated herein by reference to Exhibit 10.9 of the Annual Report on Form 10-K of the Registrant for the year ended
          December 31, 1990.

(10.17)   Purchase and Assumption Agreement
          dated October 13, 1989 between
          Resolution Trust Corporation, Receiver
          of Hill Financial Savings Association
          and Meridian Financial Savings
          Association, F.A., incorporated by
          reference to Exhibit 1 of the Current
          Report on Form 8-K of the Registrant
          dated October 27, 1989.

(10.18)   Preferred Stock Purchase Agreement,
          dated August 23, 1991, among Meridian
          Bank, American Title Insurance Company
          and First Title Insurance Company,
          incorporated herein by reference to
          Exhibit 2.2 of the Current Report on
          Form 8-K of the Registrant dated
          August 23, 1991.

(10.19)   Agreement, dated as of March 30, 1993,
          between Commonwealth Bancshares
          Corporation and the Registrant,
          incorporated by reference to
          Exhibit 2.1 to Registration Statement
          No. 33-65780 on Form S-4 of the
          Registrant.

   (11)   Statement regarding Computation of Per
          Share Earnings (included herein).

   (12)   Statement regarding Computation of
          Ratios (not applicable).

   (18)   Letter regarding Change in Accounting
          Principles (not applicable).

   (19)   Previously Unfiled Documents (none).

   (21)   List of Subsidiaries of the Registrant
          (included herein).

   (22)   Published Report Regarding Matters
          Submitted to a Vote of Security Holders
          (none).

   (23)   Consent of KPMG Peat Marwick (included
          herein).

   (24)   Power of Attorney (none).

   (28)   Information from reports furnished to
          state insurance regulatory authorities
          (not applicable).

   (99)   Additional Exhibits (none).
/TABLE

WORD PERFECT SYSTEM


Long Document Name:               FORM 10-K/MERIDIAN BANCORP, INC.
System Document Name:             C:\DMS\RDG\WJR\0003006.WP
Document Location:                Reading



Additional Information:

       scanned and converted from syntrex/FORM 10-K/MERIDIAN
       BANCORP, INC.

              DO YOU WANT LINE NUMBERS:                ____ yes  ____ no

              RETURN DOCUMENT IN:                      ____ draft  ____ final

              LINE SPACING:  ____ same; ____ 1.0; ____ 1.5; ____ 2.0


       NOTE(S) TO NEXT WORD PROCESSING SPECIALIST:

       EDGAR DOCUMENT - DO NOT USE TABLES OR PARALLEL COLUMNS

Origination Date:                 3-16-94

Author's Initials:                wjr/dws

Last WPD Specialist:              nb/sm/ems&laz/ems/laz/ems/ems/ems

Last Revision Date:               3-17/3-18/3-21/3-21-94/3-22/3-23/3-23



Paragraph Outline:
                           1 =
                           2 =
                           3 =
                           4 =
                           5 =
                           6 =
                           7 =
                           8 =