Form 10-Q
period 1994-03-31
MERIDIAN BANCORP INC
filed 1994-05-16
CIK 723916

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549


                            FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1994 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.


      No. 0-12364
(Commission File Number)

                      MERIDIAN BANCORP, INC.
     (Exact Name of Registrant as Specified in its Charter)

           PENNSYLVANIA                    23-2237529
     (State of Incorporation)      (IRS Employer ID Number)

   35 NORTH SIXTH STREET, READING, PA                19601
(Address of Principal Executive Offices)          (Zip Code)

        (215) 655-2000
(Registrant's Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No ___

        Number of Shares Outstanding as of March 31, 1994

     COMMON STOCK ($5 Par Value)              57,640,315
          (Title of Class)              (Outstanding Shares)

                     MERIDIAN BANCORP, INC.

                            FORM 10-Q

              For the Quarter Ended March 31, 1994


                            Contents


PART I - FINANCIAL INFORMATION                         Page No.

Item 1.   Financial Statements

          Consolidated Balance Sheets as of
               March 31, 1994 and
               March 31 and December 31,
               1993                                         29
          Consolidated Statements of Income for
               the Three-Month Periods Ended
               March 31, 1994 and 1993                      30
          Consolidated Statements of Cash Flows
               for the Three-Month Periods Ended
               March 31, 1994 and 1993                      32
          Consolidated Statements of Changes in
               Shareholders' Equity for the
               Three-Month Periods Ended March 31,
               1994 and 1993                                34
          Notes to Consolidated Financial Statements        35

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations

          Management's Discussion and Analysis of
               Earnings and Financial Position               2

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                  38

                             PART I

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF EARNINGS AND
          FINANCIAL POSITION.
          (Dollars in Thousands, Except Per Share Data)


                                                                     First      Fourth        Third      Second       First
                                                                    Quarter     Quarter      Quarter     Quarter     Quarter
                                                                     1994        1993         1993        1993        1993
                                                                    -------     -------      -------     -------     -------

          RESULTS OF OPERATIONS
          Interest Income........................................   $221,761    $238,090     $241,574    $242,968    $239,058
          Interest Expense.......................................     75,055      82,553       84,891      88,329      88,625

          Net Interest Income....................................    146,706     155,537      156,683     154,639     150,433
          Provision for Possible Loan Losses.....................      8,500      12,480       14,631      14,656      14,334

          Net Interest Income After Provision for
             Possible Loan Losses................................    138,206     143,057      142,052     139,983     136,099
          Other Income...........................................     60,573      76,127       85,302      72,622      51,218
          Other Expenses.........................................    139,606     162,033      178,875     151,648     144,296

          Income Before Income Taxes and Cumulative Effect
             of Changes in Accounting Principles.................     59,173      57,151       48,479      60,957      43,021
          Provision  For Income Taxes............................     18,634      15,084       13,850      17,417      12,716

          Income Before Cumulative Effect of Changes in
             Accounting Principles...............................     40,539      42,067       34,629      43,540      30,305
          Cumulative After-Tax Effect on Prior Years of Changes
             in Accounting Principles............................     (2,730)          -            -           -       7,221
          Net Income ............................................    $37,809     $42,067      $34,629     $43,540     $37,526

          Net Interest Margin (Taxable Equivalent Basis).........       4.82%       5.00%        4.97%       4.90%       4.98%
          Return on Average Assets...............................       1.10%       1.18%        0.96%       1.22%       1.10%
          Return on Average Common Shareholders' Equity..........      12.91%      14.34%       12.10%      15.85%      14.32%
          Fully Diluted Earnings Per Share
            Income Before Cumulative Effect of Changes in
                Accounting Principles............................      $0.70       $0.73        $0.60       $0.75       $0.53
            Cumulative Effect of Changes in Accounting Principles      (0.05)          -          -           -          0.13
            Net Income ..........................................       0.65        0.73         0.60        0.75        0.66
          Dividends Declared and Paid Per Common Share...........       0.32        0.32         0.32        0.32        0.30
          Ratio of Dividends Declared and Paid to Net Income.....         49%         45%          46%         39%         42%

          FINANCIAL CONDITION

          Average Balances for the Quarter
          Securities............................................. $3,020,052  $3,090,173   $3,463,329  $3,665,479  $3,419,136
          Loans..................................................  9,023,567   8,884,350    8,719,725   8,595,203   8,476,407
          Assets................................................. 13,905,794  14,110,090   14,371,449  14,320,524  13,841,458
          Deposits............................................... 11,092,555  11,164,488   11,278,327  11,411,739  11,355,970
          Total Shareholders' Equity.............................  1,188,080   1,163,831    1,135,081   1,101,967   1,063,094
          Primary Shares Outstanding............................. 58,187,526  58,002,495   57,917,097  57,709,123  57,119,331
          Fully Diluted Shares Outstanding....................... 58,195,971  58,002,495   57,942,128  57,834,852  57,119,331
          Total Shareholders' Equity to Assets...................       8.54%       8.25%        7.90%       7.70%       7.68%

          At Quarter-End
          Securities............................................. $3,079,020  $3,060,147   $3,245,765  $3,597,865  $3,635,969
          Loans..................................................  9,157,827   8,988,044    8,832,862   8,626,402   8,522,252
          Assets................................................. 14,009,848  14,084,787   14,334,773  14,403,339  14,175,835
          Deposits............................................... 11,127,352  11,346,151   11,171,363  11,433,459  11,279,275
          Total Shareholders' Equity.............................  1,193,390   1,185,633    1,146,875   1,124,935   1,086,898
          Book Value Per Common Share............................      20.70       20.39        20.00       19.62       19.16
          Common Shares Outstanding.............................. 57,640,315  58,154,486   57,343,118  57,324,897  56,721,890
          Total Shareholders' Equity to Assets...................       8.52%       8.42%        8.00%       7.81%       7.67%
          Risk-Based Capital Ratio...............................      13.81%      13.67%       13.16%      13.05%      12.91%
          Allowance for Possible Loan Losses.....................    171,030     173,388      169,568     167,961     166,044
          Allowance for Possible Loan Losses to Loans............       1.87%       1.93%        1.92%       1.95%       1.95%
          Allowance for Possible Loan Losses to
             Non-Performing Loans................................        143%        136%         130%        125%        122%
          Non-Performing Assets as a Percentage of
             Total Period-End Loans and
             Assets Acquired in Foreclosures.....................       1.86%       1.98%        2.18%       2.26%       2.39%
          Non-Performing Assets and Loans Past Due 90 or
             more Days as to Interest or Principal as a
             Percentage  of Loans and Assets Acquired
             in Foreclosures.....................................       2.16%       2.25%        2.48%       2.71%       2.84%



FINANCIAL HIGHLIGHTS

     Meridian Bancorp, Inc. (Meridian) reported income, before the effect of accounting changes, of $40.5 million in the first quarter of 1994 compared to $30.3 million in the first quarter of 1993, an increase of 34%. On a fully diluted per share basis, income before accounting changes was $.70 in 1994 compared to $.53 in the first quarter of last year.

     Net income, which includes the effect of accounting changes in both periods, was $37.8 million or $.65 per fully diluted share in the first quarter of 1994 compared to $37.5 million or $.66 per fully diluted share a year ago. Net income in 1994 was reduced by a $2.7 million after-tax charge, or $.05 per share, for postemployment benefits as a result of adopting newly effective accounting standards, while the first quarter of 1993 was positively impacted by $7.2 million, or $.13 per share, related to a change in the method of accounting for income taxes.

     The returns on average assets and on average common shareholders' equity for the quarter ended March 31, 1994 were 1.10% and 12.91%, respectively, compared to 1.10% and 14.32%, respectively, for the same quarter of last year.

     Net interest income was $146.7 million in the first quarter of 1994 compared to $150.4 million in the first quarter of 1993. On a taxable-equivalent basis, net interest income was $151.2 million compared to $155.5 million in the first quarter of 1993. The net interest margin was 4.82% in the first quarter of this year compared to 4.98% a year ago. The net interest margin in the fourth quarter of 1993 was 5.00% and was favorably impacted by 15 basis points as a result of an acquisition during the quarter. Average loans outstanding increased between the first quarters of both years, but narrowing spreads between the yields on interest-earning assets and the cost of interest-bearing liabilities resulted in the decline in net interest income.

     Meridian's provision for possible loan losses was $8.5 million in the first quarter of 1994, down from $12.5 million in the fourth quarter of 1993 and $14.3 million in the first quarter of 1993. Non-performing loans declined by $8.0 million as asset quality improved for the ninth consecutive quarter.

     Non-performing loans decreased to $119.6 million or 1.31% of loans at March 31, 1994, compared to $127.6 million or 1.42% at December 31, 1993 and $136.2 million or 1.60% a year ago. The ratio of the allowance for possible loan losses to non-performing loans was 143% at March 31, 1994 compared to 136% at December 31, 1993 and 122% a year ago.

     Net loans charged-off in the first quarter of 1994 were $10.9 million compared to $10.4 million in the fourth quarter of 1993 and $13.8 million in the comparable period a year ago. The allowance for possible loan losses was 1.87% of total loans at March 31, 1994 compared to 1.93% at December 31, 1993 and 1.95% a year ago.

     Total non-performing assets also declined to $171.5 million at March 31, 1994, or 1.86% of loans and assets acquired in foreclosures, compared to $178.8 million or 1.98% at December 31, 1993 and $205.3 million or 2.39% at March 31, 1993.

     Other income increased by $9.4 million or 18% between the first quarters of 1994 and 1993. Increases in revenues were experienced in Meridian's broker-dealer and investment banking area and in the banking unit. Securities gains decreased by $5.3 million between the first quarters of 1994 and 1993. Mortgage banking revenues increased by $10.8 million in the quarter compared to revenues in the same period of last year. Mortgage banking revenues were negatively impacted in the first quarter of 1993 by amortization of $19.5 million for purchased mortgage servicing rights, which are recorded as a reduction of revenues.


     Definitive agreements have been signed for the sale of a significant portion of mortgage assets held for sale. This sale resulted from a decision in the third quarter of 1993 to refocus Meridian's mortgage activities on the origination of residential loans and to significantly reduce the scope of its mortgage servicing business.

     It is expected that this sale will close in the second quarter of 1994 at a price, net of expenses, which approximates the $25.0 million carrying value at March 31, 1994 of the assets covered by these sale agreements. Meridian will enter a subservicing agreement with one purchaser until the servicing portfolio is transferred during the third quarter of 1994. Negotiations are continuing with prospective purchasers for the remaining $3.0 million of servicing-related assets held for sale.

     Other operating expenses declined by $4.7 million or 3% between the first quarters of 1994 and 1993. Declines in advertising expense and FDIC deposit insurance expense contributed to the lower level of expenses.

     Income in both years was affected by the cumulative effect of changes in accounting principles. In the first quarter of 1994, Meridian adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". This statement establishes standards for employers who provide benefits to former employees after employment but before retirement. Such benefits include, among other things, severance, disability, and workers' compensation benefits. The implementation of these new accounting rules resulted in a charge of $4.2 million ($2.7 million after-tax, or $.05 per share) in the first quarter of 1994.

     In the first quarter of 1993, Meridian adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income
Taxes", resulting in an increase in consolidated net income of $7.2 million, or $.13 per share.

     Total assets at March 31, 1994 were $14.0 billion compared to $14.2 billion at March 31, 1993. Total loans were $9.2 billion compared to $8.5 billion a year ago, a 7.5% increase.
The consumer portfolio increased by 12.1% during the last year and the commercial portfolio grew by 6.7%. Total deposits were $11.1 billion compared to $11.3 billion a year ago, a 1% decrease. Meridian continues to fund a significant portion of its assets with deposits acquired in its local marketplace.

     Shareholders' equity increased to $1.2 billion or 8.52% of total assets at March 31, 1994 compared to $1.1 billion or 7.67% a year ago. The ratio of tangible shareholders' equity to assets, which excludes $86.5 million of intangible assets, was 8.14% at March 31, 1994 compared to 6.83% at March 31, 1993.
Meridian's risk-based capital ratio was 13.81% at March 31, 1994, well above regulatory requirements. This ratio was 13.67% at December 31, 1993 and 12.91% at March 31, 1993.

     Book value per common share was $20.70 at March 31, 1994 compared to $19.16 at March 31, 1993, an increase of 8%. Book value per common share at December 31, 1993 was $20.39.

INDUSTRY SEGMENTS

     Table 1 presents a summary of the operating results of Meridian's two industry segments.

     The banking unit provides a full range of retail and corporate banking services to customers in central and eastern
Pennsylvania, as well as Delaware and southern New Jersey.

     The securities unit underwrites, brokers and distributes securities and loan servicing to institutional and individual investors. In addition, the company buys, sells and securitizes loans. The company also provides investment banking services by acting as financial advisors in facilitating municipal and corporate transactions in the capital markets.

     The banking unit reported net income of $35.5 million in the first quarter of 1994 compared to $35.2 million for the same period of last year. Net interest income declined by $3.6 million between the two periods. This was more than offset by a decrease of $5.8 million in the provision for possible loan losses, an increase of $6.7 million in other income and a decrease of $7.0 million in other expenses. Earnings in 1994 included a negative after-tax adjustment of $2.7 million from implementing Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." Earnings in 1993 included a positive after-tax adjustment of $7.2 million related to the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

     Net income for the securities unit was $2.3 million in the first quarter of 1994, unchanged from earnings reported in the first quarter of 1993. An increase in net trading gains was offset by decreases in other revenue categories and an increase in other expenses, primarily personnel expense.

NET INTEREST INCOME AND RELATED ASSETS AND LIABILITIES

     Net interest income was $146.7 million in the first quarter of 1994 compared to $150.4 million in the same quarter of 1993, a decrease of 2%. Net interest income on a taxable-equivalent basis was $151.2 million in the first quarter of this year compared to $155.5 million in the same period of last year, a decrease of 3%.

     The level of net interest income results from the interaction between the volume of interest-earning assets and the sources of funds supporting these assets, and the interest rates earned on the assets and paid on the funding sources. Average loans outstanding increased between the first quarters of both years, but narrowing spreads between the yields on interest-earning assets and the cost of interest-bearing liabilities resulted in the decline in net interest income.

     Average interest-earning assets increased by $44.6 million or less than 1% between the first quarter of 1994 and the same period of last year. Average loans outstanding increased by 6% between the two periods, as increases in consumer and commercial loans were partially offset by a decline in the residential mortgage loan portfolio. Average investment securities and investment securities available for sale decreased by $399.1 million. Average deposits were $11.1 billion in the first quarter of 1994, compared to $11.4 billion in the same period of last year, a 2% decline. The increase in interest-earning assets and the decrease in deposits were funded by increases in short and long-term borrowings and shareholders' equity.

     The decline in net interest income is primarily attributable to a decrease in the net interest margin, which was 4.82% in the first quarter of 1994 compared to 4.98% for the same period last year, a decrease of 16 basis points. The net interest margin is affected by both the net interest spread and the level of net non-interest bearing sources of funds.

     The net interest spread decreased 16 basis points between the two quarters, primarily because yields on interest-earning assets decreased faster than rates on interest-bearing
liabilities.   Average yields on loans declined by 61 basis
points between the two periods while the rates paid on interest-bearing deposits declined by 52 basis points over the same time period.

     Interest-free funding sources increased by $294.2 million between the two periods primarily as a result of increases in demand deposits and shareholders' equity. However, the beneficial effect that such funds provided to the overall cost of funds was reduced as a result of the lower interest rate environment.

     Table 2 presents net interest income, yields and rates on a taxable-equivalent basis, and average balances for the first quarters of 1994 and 1993, and the fourth quarter of 1993.

     Two of Meridian's most important performance goals, in addition to maintaining a strong capital position, are the achievement of consistent earnings growth and the maintenance of financial flexibility sufficient to meet customer and corporate funding needs at an acceptable cost. Two primary means of accomplishing these goals are the control of overall interest rate risk and the management of liquidity.

     Meridian manages interest-sensitivity by adjusting the mix and repricing characteristics of assets and liabilities on the balance sheet through its securities and purchased funding portfolios and by the use of off-balance sheet derivative products, mainly interest rate swaps. The notional amount of interest rate swap contracts, which include forward interest rate swaps of $250 million, was $2.9 billion at March 31, 1994 compared to $2.1 billion a year ago.

     The majority of the interest rate swap contracts outstanding at March 31, 1994, or approximately $2.5 billion, represents contracts on which Meridian receives a fixed rate of interest and pays a variable rate, thereby favorably impacting net interest income in periods of declining interest rates. The average fixed rate received at March 31, 1994 was 4.92% with a remaining term of approximately 1.4 years until maturity or repricing. The average floating rate paid on interest rate swaps is based on short-term variable rates such as LIBOR (London Interbank Offered
Rate). The average floating rate paid was 3.67% at March 31, 1994.

     Meridian uses interest rate swaps as a tool to alter the repricing characteristics of a portion of the core deposit base. Interest expense on deposits was reduced by approximately $8.1 million in the first quarter of 1994 compared to $13.0 million a year ago. This decline is attributable to the maturities of interest rate swaps over the past year and a higher level of short-term interest rates in the first quarter of 1994.

     The favorable impact of Meridian's interest rate swaps on net interest income will decrease in a rising interest rate environment. This change should be mitigated by the anticipated growth in net interest income mainly because of the anticipated expansion of Meridian's banking business.

     Meridian uses income simulation modeling as the primary tool in measuring interest rate risk and managing interest rate sensitivity. Simulation modeling considers not only the impact of changing market rates of interest on future net interest income, but also such other potential causes of variability as earning-asset volume and mix, yield curve relationships, customer preferences and general market conditions.

     The objective of liquidity management is to ensure that sufficient funding is available, at reasonable cost, to meet the ongoing operational cash needs of Meridian and to take advantage of income producing opportunities as they arise. While the desired level of liquidity may vary depending upon a variety of factors, it is a primary goal of Meridian to maintain a high level of liquidity in all economic environments.

     Management considers the liquidity position of Meridian at the end of the first quarter of 1994 to be sufficient to meet its foreseeable cash flow requirements.

     Loans. The lending function is Meridian's principal business activity and it is Meridian's continuing policy to serve the credit needs of its customer base. Loans were $9.2 billion at March 31, 1994 compared to $8.5 billion at March 31, 1993, a 7.5% increase. Consumer loans, mostly home equity loans and other types of personal loans, increased by $279 million, or 12.1%, primarily from successful marketing campaigns in the low interest rate environment during the period. Commercial loans increased by $351 million, or 6.7%, reflecting signs of increasing loan demand. The balance of residential mortgage loans was almost unchanged between the two periods.

     Table 3 presents a summary of period-end loan balances.

     Investment Securities and Investment Securities Available for Sale. The second largest use of funds for Meridian is the investment portfolio comprised of investments held to maturity and investments available for sale. The balance in the investment portfolio was $3.1 billion at March 31, 1994, down from $3.6 billion a year ago.

     Effective in the first quarter of 1994, Meridian adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires investments in equity securities with a readily determinable fair value and investments in all debt securities to be classified in one of three categories. The three categories are (1) held to maturity - carried at amortized cost,(2) available for sale - carried at fair value (with unrealized gains and losses, net of related tax effect, recorded as a separate component of shareholders' equity), and (3) trading account - carried at fair value (with unrealized gains and losses recorded in the income statement). The impact of this accounting change at March 31, 1994 was to increase shareholders' equity by $4.5 million or less than 1%, representing the after-tax unrealized gain in the available for sale portfolio.

     Table 4 presents a summary of the amortized cost, approximate fair value and gross unrealized gains and losses for the investment securities portfolio and investment securities available for sale.

     Deposits. Meridian's deposits, the largest source of funds, amounted to $11.1 billion at March 31,1994 compared to $11.3 billion at March 31, 1993, a decrease of 1%. The lower interest rate environment has led some depositors to seek alternative investment opportunities. In addition, a portion of the decline resulted from the subsequent run-off of some of the deposits acquired in banking acquisitions over the past year. There has also been a planned reduction in certificates of deposit of $100,000 and more during the past year.

     Table 5 presents a summary of period-end deposit balances.

PROVISION FOR POSSIBLE LOAN LOSSES AND RELATED CREDIT QUALITY

     The provision for possible loan losses was $8.5 million in the first quarter of 1994, down from $12.5 million in the fourth quarter of 1993 and $14.3 million in the first quarter of 1993. The decline over the past year was due primarily to continued improvement in loan quality.

     The balance in the allowance for possible loan losses was $171.0 million or 1.87% of total loans at March 31, 1994, compared to $173.4 million or 1.93% at December 31, 1993 and $166.0 million or 1.95% at March 31, 1993.

     Net charge-offs were $10.9 million or .49% of average loans in the first quarter of 1994 compared to $13.8 million or .66% of average loans in the first quarter of 1993. Recoveries were $2.3 million in the first quarter of 1994 compared to $2.6 million in the same period of last year.

     Determining the level of the allowance for possible loan losses at any given date is difficult, particularly in a continually changing economy. Management must make estimates, using assumptions and information which are often subjective and changing. Management continues to review Meridian's loan portfolio in light of a changing economy and possible future changes in the banking and regulatory environment. Although the economy continues to improve slowly, the balance in the allowance at March 31, 1994 reflects Meridian's continuing concerns about the strength and the duration of the current economic recovery, especially in the commercial and construction real estate sectors of the economy, in the geographic markets served by Meridian. In management's opinion, the allowance for possible loan losses is adequate at March 31, 1994.

     Table 6 presents an analysis of the activity in the allowance for possible loan losses. Table 7 presents a summary of various indicators of credit quality.

     Non-performing assets are comprised of non-accrual loans, loans categorized as troubled debt restructurings, and assets acquired in foreclosures, which includes in-substance foreclosures. Non-performing assets do not include loans past due ninety days or more as to interest or principal which are well secured and in the process of collection.

     Generally, a loan is classified as non-accrual when it is determined that the collection of interest or principal is doubtful, or when a default of interest or principal has existed for 90 days or more, unless such loan is well secured and in the process of collection. When the accrual of interest is discontinued, unpaid interest is reversed through a charge to interest income. The majority of non-accrual loans are secured by various forms of collateral, the ultimate recoverability of which is, however, subject to economic conditions and other factors.

     Meridian's non-accrual loans, which totalled $118.7 million at March 31, 1994, included eight loans with balances in excess of $2.5 million. These loans aggregated $27.9 million or 24% of total non-accrual loans at the end of the first quarter of 1994.

     A loan is categorized as a troubled debt restructuring if the original interest rate on the loan, repayment terms, or both, were restructured on a below market basis, due to a deterioration in the financial condition of the borrower.

     A loan is classified as an in-substance foreclosure when the borrower is perceived to have little or no equity in the project, there is no apparent ability or willingness of the borrower to rebuild equity or repay the loan in the foreseeable future, and the bank can reasonably anticipate proceeds for repayment only from the operation or sale of the collateral. These assets are carried at the lower of cost or fair value, less estimated selling expenses.

     Assets acquired in foreclosures (except consumer related), which totalled $50.5 million at the end of the first quarter of 1994, included three properties with balances in excess of $2.5 million. These properties aggregated $15.6 million or 31% of assets acquired in foreclosures. At present, the marketability of Meridian's foreclosed real estate remains somewhat limited, principally because of general illiquidity in the commercial real estate market. If real estate values decline further, additional writedowns of the current portfolio may be necessary and foreclosures may increase.

     Reference should be made to Table 3 for a summary of the period-end balances in the loan portfolio. There has not been a significant change in the percentage of each category to total loans from a year ago.

     In addition, reference should be made to Table 8 for a breakdown of commercial loans by major industry and to Table 9 for a breakdown of commercial real estate loans by category. As can be seen in these tables, Meridian's portfolio of commercial loans and commercial real estate loans is diversified and covers a wide range of borrowers. This diversification generally characterizes the economy of Meridian's primary market area. Of Meridian's commercial real estate loans, almost all, or 98%, are to borrowers for property in Pennsylvania, Delaware, and New Jersey, of which Pennsylvania has 81%, or the largest single share. In connection with the decision to extend credit to particular borrowers, Meridian takes into account, among other things, asset diversification and particular risks presented by the different industries in which such borrowers compete, in light of changing economic circumstances.

     Loan concentrations are considered to exist when a multiple number of borrowers are engaged in similar activities and have similar economic characteristics which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. At March 31, 1994, Meridian did not have any industry concentration or other known concentration of commercial loans and commitments that exceeded 10% of total loans and commitments. However, the effect of the recession has had a negative impact on the financial performance of many companies involved in retail trade. At March 31, 1994 Meridian's loans to companies in retail trade totalled $743.6 million, or 8% of total loans outstanding and 13% of total commercial loans outstanding. Included in this total were loans to department stores and other retailers of $361.4 million and loans to automobile dealers of $382.2 million. Loans to companies in retail trade included $15.7 million of loans in a non-accrual status at March 31, 1994. This amount represents 13% and 9% of non-performing loans and non-performing assets, respectively, at the end of the first quarter of 1994. Meridian has no foreign loan exposure.

     Meridian's policy has been to participate selectively in large, public, highly leveraged transactions. The majority of such transactions is currently in the telecommunications industry and its cable television and cellular phone segments. According to the guidelines issued by the Federal Reserve Board, loans and exposures are characterized as highly leveraged transactions if they meet certain defined leverage criteria and the total financing package (including all obligations held by all participants) originally exceeded $20 million. At March 31, 1994, Meridian's highly leveraged transactions aggregated $66.0 million in outstanding balances or less than 1% of total loans and an additional $28.4 million in commitments. All such balances were current as to principal and interest at March 31, 1994. Cable television and cellular phone exposures represented $43.5 million of such loans outstanding and $16.5 million of the commitments outstanding.

     Potential problem loans consist of loans which are included in performing loans at March 31, 1994 but for which potential credit problems of the borrowers have caused management to have concerns as to the ability of such borrowers to comply with present repayment terms. At March 31, 1994, such potential problem loans, not included in Table 7, aggregated approximately $31 million, unchanged from the balance at December 31, 1993. No loans to companies in retail trade were included in potential problem loans at March 31, 1994. Depending on the state of the economy and the impact thereof on Meridian's borrowers, as well as other future events, these loans and others not currently so identified could be classified as non-performing assets in the future.

OTHER INCOME

     Other income increased by $9.4 million or 18% between the first quarters of 1994 and 1993.

     Mortgage banking revenues were $7.9 million in the first quarter of 1994, an increase of $10.8 million over the first quarter of 1993. Mortgage banking revenues were negatively impacted in the first quarter of 1993 by amortization of $19.5 million for purchased mortgage servicing rights, which are recorded as a reduction of revenues. There was no amortization in the first quarter of 1994 since all purchased mortgage servicing rights are in the process of being sold, and have been written down to fair value. Exclusive of the change in the amortization of purchased mortgage servicing rights, mortgage banking revenues declined by $8.7 million between the two periods. Servicing fee revenues declined $2.4 million, primarily as a result of a lower mortgage loan servicing portfolio. Gains on the sale of mortgage loans and mortgage servicing decreased by $4.8 million between the two periods. The mortgage portfolio serviced by Meridian Mortgage Corporation was $6.9 billion at March 31, 1994 compared to $9.2 billion at March 31, 1993. The decline was caused primarily by mortgage loan refinancing activity and sales of mortgage servicing.

     Broker-dealer and investment banking revenues totalled $15.3 million in the first quarter of 1994 compared to $12.8 million in the same period a year ago, an increase of 19%. The increase in revenues was attributable to an increase in net trading gains and higher levels of commissions and related fees.

     Trust revenues were $10.8 million in the first quarter of 1994 compared to $10.5 million in the same period of last year. A higher level of corporate and institutional revenues was the primary reason for the increase.

     Service charges on deposits increased by $496 thousand, or 4%, for the three months ended March 31, 1994 compared to the same period of last year. Increases in certain fees for deposit products, as well as additional deposit accounts because of bank acquisitions over the past year, contributed to the higher level of service charges.

     Net securities gains were $690 thousand in the first quarter of 1994 compared to gains of $6.0 million in the same period of last year. The amount in 1994 was comprised of gains of $725 thousand and losses $35 thousand. These net gains are in addition to losses of $7 thousand from sales primarily of certain mortgage-related investments, which are included in broker-dealer and investment banking revenues. The gains in both years resulted mainly from sales of investments classified as available for sale and calls of investments held to maturity.

OTHER EXPENSES

     Other expenses for the first quarter of 1994 were $139.6 million compared to $144.3 million for the same quarter of 1993, a decrease of $4.7 million, or 3%. Increases in personnel, occupancy and equipment expense were more than offset by decreases in several categories of other operating expenses.

     Salaries and employee benefits totalled $75.2 million in the first quarter of 1994 compared to $70.6 million in the first quarter of 1993, an increase of 6%. An increase in staff levels, primarily in the banking unit because of acquisitions over the past year and in the broker-dealer and investment banking function because of ongoing expansion, and an increase in commissions and other incentive-related compensation contributed to the increase in expenses. Higher levels of pension and medical insurance expenses also contributed to the increase.

     Net occupancy and equipment expense was $21.8 million in the first quarter of 1994 compared to $20.0 million in the same period last year, an increase of 9%. The cost of snow removal, which approximated $1.2 million in 1994, was the main reason for the increase between the two periods.

     Other operating expenses were $42.6 million in the first quarter of 1994 compared to $53.7 million in the first quarter of 1993. Contributing to the improvement between the two periods were decreases in such expense categories as advertising expense, expenses related to foreclosed real estate, and FDIC deposit insurance expense.

PROVISION FOR INCOME TAXES

     The effective tax rate was 31% in the first quarter of 1994, up from 30% in the same quarter of 1993. The rate for the entire year of 1993 was 28%. The tax rate for both periods was less than the federal statutory rate of 35% primarily because of tax-exempt investment and loan income.

CAPITAL RESOURCES

     Meridian's capital adequacy at March 31, 1994 can be determined by analyzing the capital ratios presented in Table 10.

     Total shareholders' equity at March 31, 1994 was $1.193 billion compared to $1.086 billion at March 31, 1993, an increase of 10%. Total shareholders' equity was $1.186 billion at December 31, 1993. The ratio of total shareholders' equity to total assets was 8.52% at March 31, 1994 compared to 7.67% one year ago and 8.42% at December 31, 1993.

     Meridian's consolidated ratios at March 31, 1994 exceeded all regulatory requirements. The risk-based capital ratio was 13.81% at March 31, 1994 compared to 12.91% a year ago and 13.67% at December 31, 1993. The ratio of tangible shareholders' equity to assets was 8.14% at March 31, 1994 compared to 6.83% a year ago and 7.78% at December 31, 1993. The risk-based capital ratios of each of Meridian's commercial banks also exceeded regulatory requirements at March 31, 1994, as shown in the table.

     Federal Reserve Board guidelines define a well capitalized institution as having a Tier 1 capital ratio of 6% or more, a total risk-based capital ratio of 10% or more, and a leverage ratio of 5% or more. Meridian's consolidated ratios at March 31, 1994 exceeded these guidelines, as did the ratios of each of Meridian's commercial banks.

    TABLE 1: INDUSTRY SEGMENTS
    (Dollars in Thousands)

                               Net Income
                            Three Months Ended                  Assets
                                March 31                 March 31        December 31
                              1994      1993       1994         1993         1993
                            -------  -------  ----------   -----------  ------------
    Banking...............  $35,525  $35,197  $13,526,411  $13,680,262  $13,751,699
    Securities............    2,284    2,329      483,437      495,573      333,088

    Consolidated..........  $37,809  $37,526  $14,009,848  $14,175,835  $14,084,787

TABLE 2 NET INTEREST INCOME, AVERAGE BALANCES AND RATES
(Dollars in Thousands)

                                                                  1994                          1993
                                                      Three Months Ended March 31   Three Months Ended March 31
                                                                Interest  Average             Interest  Average
                                                       Average   Income/  Yield/     Average   Income/  Yield/
                                Balance   Expense   Rate      Balance   Expense   Rate
                                                       -------   -------   ----      -------   -------   ----
ASSETS
Interest-Earning Assets
  Short-Term Investments
    Interest-Bearing Deposits in Other Banks......     $92,179      $768   3.38%    $131,073    $1,239   3.83%
    Federal Funds Sold and Securities Purchased
      Under Agreements to Resell..................      46,319       381   3.34       66,104       590   3.62
      Total Short-Term Investments................     138,498     1,149   3.36      197,177     1,829   3.76
  Investment Securities
    Taxable.......................................   2,381,720    31,204   5.24    2,223,642    34,214   6.15
    Non-Taxable (1)...............................     359,518     7,355   8.18      352,111     7,132   8.10
      Total Investment Securities.................   2,741,238    38,559   5.63    2,575,753    41,346   6.42
  Investment Securities Available for Sale (1)....     278,814     4,798   6.98      843,383    15,122   7.17
  Trading Account Securities (1)..................     114,103     1,883   6.69      106,455     1,548   5.90
  Mortgage Loans Held for Sale....................     374,116     6,404   6.85      426,572     8,331   7.81
  Loans
    Commercial (1)................................   5,456,438   100,840   7.50    5,157,707    99,074   7.79
    Real Estate-Residential.......................   1,010,351    20,690   8.19    1,048,203    24,952   9.52
    Consumer......................................   2,556,778    51,979   8.24    2,270,497    51,944   9.28
      Total Loans (2).............................   9,023,567   173,509   7.79    8,476,407   175,970   8.40
      Total Interest-Earning Assets...............  12,670,336   226,302   7.21   12,625,747   244,146   7.80
Allowance for Possible Loan Losses................    (177,418)      --     --      (170,781)      --     --
Non-Interest Earning Assets.......................   1,412,876       --     --     1,386,492       --     --
      Total Assets, Interest Income............... $13,905,794  $226,302   6.57% $13,841,458  $244,146   7.12%
LIABILITIES
Interest-Bearing Liabilities
  Interest-Bearing Deposits
    NOW Accounts..................................  $1,447,921    $4,500   1.26%  $1,255,285    $6,014   1.94%
    Savings Deposits..............................   1,897,103     8,762   1.87    1,647,620    10,393   2.56
    Money Market Deposit Accounts.................   2,340,774    11,795   2.04    2,445,391    11,150   1.85
    Short-Term Time Deposits......................     786,081     6,468   3.34      965,001     8,842   3.72
    Long-Term Time Deposits.......................   2,472,671    24,770   4.06    2,832,583    32,434   4.64
    Certificates of Deposits of $100,000 or More..     453,402     5,130   4.59      629,993     7,700   4.96
      Total Interest-Bearing Deposits.............   9,397,952    61,425   2.65    9,775,873    76,533   3.17
  Short-Term Borrowing
    Federal Funds Purchased and Securities
      Sold Under Agreements to Repurchase.........     663,805     4,813   2.94      653,710     5,004   3.10
    Commercial Paper..............................       2,989        18   2.44        3,100        23   3.01
    Other Short-Term Borrowings...................     197,620     1,641   3.37      152,374     1,122   2.99
      Total Short-Term Borrowings.................     864,414     6,472   3.04      809,184     6,149   3.08
  Long-Term Debt and Other Borrowings.............     420,214     7,158   6.81      347,150     5,943   6.85
      Total Interest-Bearing Liabilities..........  10,682,580    75,055   2.85   10,932,207    88,625   3.28
Non-Interest Sources to Fund
  Interest-Earning Assets
    Non-Interest Bearing Deposits.................   1,694,603       --     --     1,580,098       --     --
    Other Liabilities.............................     340,531       --     --       266,059       --     --
    Shareholders' Equity..........................   1,188,080       --     --     1,063,094       --     --
      Total Non-Interest Sources to Fund
        Interest-Earning Assets...................   3,223,214       --     --     2,909,251       --     --
      Total Liabilities and Shareholders' Equity,
        Interest Expense.......................... $13,905,794    75,055   2.19% $13,841,458    88,625   2.59%
NET INTEREST INCOME...............................              $151,247                      $155,521
  NET INTEREST SPREAD (3).........................                         4.36%                         4.52%
  EFFECT OF NON-INTEREST BEARING FUNDS............                         0.46%                         0.46%
  NET INTEREST MARGIN (4).........................                         4.82%                         4.98%



                                                                1993
                                                   Three Months Ended December 31
                                                                Interest  Average
                                                       Average   Income/  Yield/
                                                       Balance   Expense   Rate
                                                       -------   -------   ----


ASSETS
Interest-Earning Assets
  Short-Term Investments
    Interest-Bearing Deposits in Other Banks......    $103,938      $908   3.47%
    Federal Funds Sold and Securities Purchased
      Under Agreements to Resell..................      40,091       600   5.94
      Total Short-Term Investments................     144,029     1,508   4.15
  Investment Securities
    Taxable.......................................   2,395,321    32,792   5.48
    Non-Taxable (1)...............................     385,389     8,036   8.34
      Total Investment Securities.................   2,780,710    40,828   5.87
  Investment Securities Available for Sale (1)....     309,463     6,839   8.84
  Trading Account Securities (1)..................     155,193     2,377   6.08
  Mortgage Loans Held for Sale....................     525,718     9,362   7.12
  Loans
    Commercial (1)................................   5,388,314   106,594   7.85
    Real Estate-Residential.......................     973,508    22,156   9.10
    Consumer......................................   2,522,528    53,667   8.44
      Total Loans (2).............................   8,884,350   182,417   8.15
      Total Interest-Earning Assets...............  12,799,463   243,331   7.56
Allowance for Possible Loan Losses................    (176,144)       --     --
Non-Interest Earning Assets.......................   1,486,771        --     --
      Total Assets, Interest Income............... $14,110,090  $243,331   6.86%
LIABILITIES
Interest-Bearing Liabilities
  Interest-Bearing Deposits
    NOW Accounts..................................  $1,374,666    $5,072   1.46%
    Savings Deposits..............................   1,818,453    10,347   2.26
    Money Market Deposit Accounts.................   2,351,590    11,198   1.89
    Short-Term Time Deposits......................     802,109     7,383   3.65
    Long-Term Time Deposits.......................   2,502,896    27,244   4.32
    Certificates of Deposits of $100,000 or More..     537,651     6,420   4.74
      Total Interest-Bearing Deposits.............   9,387,365    67,664   2.86
  Short-Term Borrowing
    Federal Funds Purchased and Securities
      Sold Under Agreements to Repurchase.........     881,624     5,206   2.34
    Commercial Paper..............................       4,840        34   2.79
    Other Short-Term Borrowings...................     125,426     2,087   6.60
      Total Short-Term Borrowings.................   1,011,890     7,327   2.87
  Long-Term Debt and Other Borrowings.............     445,292     7,562   6.79
      Total Interest-Bearing Liabilities..........  10,844,547    82,553   3.02
Non-Interest Sources to Fund
  Interest-Earning Assets
    Non-Interest Bearing Deposits.................   1,777,123        --     --
    Other Liabilities.............................     324,589        --     --
    Shareholders' Equity..........................   1,163,831        --     --
      Total Non-Interest Sources to Fund
        Interest-Earning Assets...................   3,265,543        --     --
      Total Liabilities and Shareholders' Equity,
        Interest Expense.......................... $14,110,090   $82,553   2.32%
NET INTEREST INCOME...............................              $160,778
  NET INTEREST SPREAD (3).........................                         4.54%
  EFFECT OF NON-INTEREST BEARING FUNDS............                         0.46%
  NET INTEREST MARGIN (4).........................                         5.00%


(1) The indicated interest income and average yields are presented on a taxable-equivalent basis. The taxable-equivalent adjustments included above are $4,541, $5,088, and $5,241 for the first quarter of 1994 and 1993, and the fourth quarter of 1993, respectively.
(2) Loan fees have been included in interest income. Average loan balances include non-accrual loans.
(3) Net Interest Spread is the arithmetic difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.
(4) Net Interest Margin is computed by dividing net interest income by average interest-earning assets.


TABLE 3: LOANS
(Dollars in Thousands)

                                                 March 31, 1994      March 31, 1993     December 31, 1993
                                                  Amount      %       Amount      %       Amount      %
                                                  ------   ----       ------   ----       ------      ---
Commercial Loans
   Real Estate - Commercial Mortgage..........  $1,628,919    18%   $1,619,317    19%   $1,654,690    18%
   Real Estate - Construction.................     300,261     3       301,560     4       292,177     3
   Commercial, Financial and Agricultural.....   3,623,631    40     3,280,910    38     3,500,243    40
      Total Commercial Loans..................   5,552,811    61     5,201,787    61     5,447,110    61
Real Estate - Residential.....................   1,020,592    11     1,015,203    12       993,459    11
Consumer Loans
   Real Estate - Home Equity..................     676,749     7       637,162     7       680,440     7
   Revolving Credit...........................      83,360     1        74,863     1        79,613     1
   Other Consumer Loans.......................   1,824,315    20     1,593,237    19     1,787,422    20
      Total Consumer Loans....................   2,584,424    28     2,305,262    27     2,547,475    28
         Total Loans, Net of Unearned Discount  $9,157,827   100%   $8,522,252   100%   $8,988,044   100%


TABLE 4: INVESTMENT SECURITIES AND INVESTMENTS SECURITIES AVAILABLE FOR SALE
(Dollars In Thousands)

  Investment Securities

    A summary of the amortized cost and approximate fair value of investment securities is as follows:

                                             March 31, 1994          March 31, 1993        December 31, 1993
                                                     Approximate            Approximate             Approximate
                                         Amortized      Fair      Amortized    Fair      Amortized      Fair
                                            Cost        Value       Cost       Value       Cost        Value
                                            -----       -----       ----       -----       ----        -----
United States Government Securities....    $683,579    $675,812    $652,902   $666,856    $630,338     $635,047
Mortgage-Backed Securities.............   1,525,986   1,509,588   1,659,898  1,680,941   1,555,122    1,565,398
State and Municipal Securities.........     336,041     339,700     350,159    360,086     375,582      387,298
Other Securities.......................     267,726     266,597     249,515    260,663     223,442      225,357

      Total Investment Securities......  $2,813,332  $2,791,697  $2,912,474 $2,968,546  $2,784,484   $2,813,100
    A summary of gross unrealized gains and losses on investment securities is as follows:

                                                March 31, 1994        March 31, 1993        December 31, 1993
                                           Gross        Gross       Gross      Gross       Gross       Gross
                                         Unrealized  Unrealized  Unrealized Unrealized  Unrealized   Unrealized
                                           Gains       Losses       Gains     Losses       Gains       Losses
                                            -----       -----       ----       -----       ----        -----


United States Government Securities....      $2,077      $9,844     $14,517       $563      $5,644         $935
Mortgage-Backed Securities.............       8,036      24,434      22,007        964      15,449        5,173
State and Municipal Securities.........       6,867       3,208      10,114        187      11,942          226
Other Securities.......................       1,321       2,450      15,471      4,323       2,624          709

      Total Investment Securities......     $18,301     $39,936     $62,109     $6,037     $35,659       $7,043

  Investment Securities Available for Sale

    A summary of the amortized cost and approximate fair value of investment securities available for sale is as follows:

                                                March 31, 1994       March 31, 1993         December 31, 1993
                                                     Approximate            Approximate             Approximate
                                         Amortized      Fair      Amortized    Fair      Amortized      Fair
                                            Cost        Value       Cost       Value       Cost        Value
                                            -----       -----       ----       -----       ----        -----
United States Government Securities....    $101,450    $102,446           -          -    $103,086     $105,997
Mortgage-Backed Securities.............     107,478     107,794    $595,231   $615,682     125,153      128,836
State and Municipal Securities.........      33,367      35,396     115,817    124,066      34,306       37,029
Other Securities.......................      16,442      20,052      12,447     14,955      13,118       16,290
      Total Investment Securities
        Available for Sale.............    $258,737    $265,688    $723,495   $754,703    $275,663     $288,152
    A summary of gross unrealized gains and losses on investment securities available for sale is as follows:

                                                March 31, 1994       March 31, 1993         December 31, 1993
                                           Gross        Gross       Gross      Gross       Gross       Gross
                                         Unrealized  Unrealized  Unrealized Unrealized  Unrealized   Unrealized
                                           Gains       Losses       Gains     Losses       Gains       Losses
                                            -----       -----       ----       -----       ----        -----

United States Government Securities....      $1,524        $528           -          -      $2,998          $87
Mortgage-Backed Securities.............       1,064         748     $20,566       $115       3,782          $99
State and Municipal Securities.........       2,029           -       8,249          -       2,723            -
Other Securities.......................       3,638          28       2,546         38       3,189           17
      Total Investment Securities
        Available for Sale.............      $8,255      $1,304     $31,361       $153     $12,692         $203



          TABLE 5: DEPOSITS
          (Dollars In Thousands)

                                                        March 31, 1994       March 31, 1993       December 31, 1993
                                                           Amount       %       Amount       %       Amount       %
                                                           ------       ---     ------       ---     ------     ---
          Non-Interest Bearing Deposits...............   $1,786,628     16%   $1,605,090     14%   $1,849,425     16%
          NOW Accounts................................    1,454,132     13     1,276,341     11     1,467,758     13
          Savings Deposits............................    1,942,099     17     1,701,783     15     1,867,011     17
          Money Market Deposit Accounts...............    2,281,365     21     2,383,565     21     2,385,937     21
          Short-Term Time Deposits....................      773,380      7       942,907      9       794,012      7
          Long-Term Time Deposits.....................    2,428,960     22     2,796,162     25     2,504,231     22
          Certificates of Deposit of $100,000 or More.      460,788      4       573,427      5       477,777      4

              Total...................................  $11,127,352    100%  $11,279,275    100%  $11,346,151    100%

    TABLE 6: ALLOWANCES FOR POSSIBLE LOAN LOSSES
    (Dollars In Thousands)

                                                             Three Months Ended
                                              March 31,  December 31, September 30,  June 30,  March 31,
                                                 1994        1993         1993         1993       1993
                                              ---------  ------------ -------------  --------  ---------
    Balance at Beginning of Period...........  $173,388     $169,568      $167,961   $166,044   $165,512
    Additions (Deductions):
       Acquired Allowances...................        -         1,704            -       1,390         -
       Loans Charged-Off:
          Commercial (includes
               Commercial Real Estate).......    (8,400)      (9,415)      (11,887)   (13,029)   (12,099)
          Real Estate - Residential..........    (2,309)        (501)         (699)      (264)      (129)
          Consumer...........................    (2,442)      (4,590)       (2,472)    (3,251)    (4,173)
                   Total Loans Charged-Off...   (13,151)     (14,506)      (15,058)   (16,544)   (16,401)
       Recoveries on Charged-Off Loans:
          Commercial (includes
               Commercial Real Estate).......     1,270        3,066           884      1,272      1,348
          Real Estate - Residential..........        67           91             6         21         45
          Consumer...........................       956          985         1,144      1,122      1,206
                  Total Recoveries on
                          Charged-Off Loans..     2,293        4,142         2,034      2,415      2,599

       Net Loans Charged-Off.................   (10,858)     (10,364)      (13,024)   (14,129)   (13,802)

       Provision Charged to
                Operating Expense............     8,500       12,480        14,631     14,656     14,334
    Balance at End of Period.................  $171,030     $173,388      $169,568   $167,961   $166,044

    Net Charge-Offs to Average Loans.........      0.49%        0.46%         0.59%      0.66%      0.66%

TABLE 7: CREDIT QUALITY
(Dollars in Thousands)

                                                             March 31, December 31, September 30,  June 30,   March 31,
                                                               1994        1993         1993         1993        1993
                                                             --------- ------------ -------------  --------   ---------
Non-Accrual Loans
   Commercial
     Real Estate-Commercial Mortgage......................    $28,913      $30,544       $34,623    $38,131     $33,268
     Real Estate-Construction.............................      3,910        2,834         2,848      2,953       5,501
     Commercial, Financial and Agricultural...............     58,846       59,882        60,676     68,178      72,609
        Total Commercial..................................     91,669       93,260        98,147    109,262     111,378
   Real Estate-Residential................................     25,100       29,843        30,412     23,082      22,841
   Consumer...............................................      1,937        1,162         1,425      1,635       1,088
        Total Non-Accrual Loans...........................    118,706      124,265       129,984    133,979     135,307
Restructured Loans
   Real Estate-Commercial Mortgage........................         11          908            13         -           -
   Real Estate-Construction...............................         38        1,419            42         44          45
   Commercial, Financial and Agricultural.................        812        1,004           876        834         837
        Total Restructured Loans..........................        861        3,331           931        878         882
             TOTAL NON-PERFORMING LOANS...................    119,567      127,596       130,915    134,857     136,189
Assets Acquired in Foreclosures and Assets Considered
   to be in an In-Substance Foreclosure Status
     Foreclosed Real Estate...............................     36,726       29,497        35,081     27,945      30,944
     Assets Related to Consumer Loans.....................      1,438        1,265         1,584      1,592       1,960
     In-Substance Foreclosures............................     13,752       20,454        26,270     31,514      36,250
       Total Assets Acquired..............................     51,916       51,216        62,935     61,051      69,154
             TOTAL NON-PERFORMING ASSETS..................   $171,483     $178,812      $193,850   $195,908    $205,343
Allowance for Possible Loan Losses as a Percentage of:
   Loans..................................................       1.87%        1.93%         1.92%     1.95%       1.95%
   Non-Performing Loans...................................        143%         136%          130%      125%        122%
   Non-Performing Assets..................................        100%          97%           87%       86%         81%
Total Non-Performing Loans as a Percentage
   of Loans...............................................       1.31%        1.42%         1.48%     1.56%       1.60%
Total Non-Performing Assets as a Percentage
   of Loans and Assets Acquired in Foreclosures...........       1.86%        1.98%         2.18%     2.26%       2.39%
Loans Past Due 90 or more Days as to Interest or Principal
   not Included Above (Includes $8,333 of Real Estate-
   Residential as of March 31, 1994).......................   $27,446      $24,798       $26,692    $39,330     $38,865
Total Non-Performing Assets and Loans Past Due
   90 or more Days as to Interest or Principal.............  $198,930     $203,610      $220,542   $235,238    $244,208
Total Non-Performing Assets and Loans Past Due 90 or
   more Days as to Interest or Principal as a Percentage
   of Loans and Assets Acquired in Foreclosures............      2.16%        2.25%         2.48%     2.71%       2.84%


    TABLE 8:  COMMERCIAL LOANS BY MAJOR INDUSTRY CLASSIFICATION
    (Dollars in Thousands)

                                                      March 31, 1994                     March 31, 1993
                                                Loans          Non-Accrual         Loans          Non-Accrual
                                             Outstanding     %   Loans       %  Outstanding     %   Loans       %
                                             -----------   --- ----------- ---  -----------   --- ----------- ---
    Agriculture.............................    $161,892    3%      $863    1%     $132,400    3%      $391    *
    Mining..................................      15,130    *         55    *        16,833    *        279    *
    Construction............................     216,508    4      2,588    3       212,951    4      3,898    3%
    Manufacturing...........................   1,024,129   18     21,810   24       915,689   18     20,607   19
    Transportation, Communication and
       Public Utilities.....................     315,484    6      1,813    2       275,388    5      2,252    2
    Wholesale Trade.........................     340,787    6      5,464    6       326,743    6      3,527    3
    Retail Trade............................     743,644   13     15,696   17       729,147   14     29,416   26
    Finance, Insurance and Real Estate......   1,198,255   22     20,642   23     1,208,092   23     24,612   22
    Services................................   1,378,963   25     20,445   22     1,275,062   25     25,302   24
    Public Administration...................       9,012    *        106    *        10,863    -         -     -
    Other...................................     149,007    3      2,187    2        98,619    2      1,094    1
      Total.................................  $5,552,811  100%   $91,669  100%   $5,201,787  100%  $111,378  100%


    TABLE 9:COMMERCIAL REAL ESTATE
    March 31
    (Dollars in Thousands)

    Outstanding Loans                                       March 31, 1994                                         March 31, 1993

                              Investor-Developer         Owner-Occupied                Total                       Total
                            Commercial               Commercial               Commercial                  Commercial
                             Mortgage   Construction  Mortgage   Construction  Mortgage     Construction   Mortgage   Construction
                            ----------  ------------ ----------  ------------ ----------    ------------  ----------   -----------
Apartment Buildings........  $213,713      $3,476            -            -     $213,713       $3,476       $230,182        $3,979
Office Buildings...........   157,896      19,883     $174,339       $4,884      332,235       24,767        299,008        33,409
Residential Properties.....         -      84,667            -            -            -       84,667         52,359       100,022
Shopping Centers...........   138,359      34,493       78,482        5,213      216,841       39,706        161,421        33,600
Land.......................         -      50,066            -            -            -       50,066              -        43,122
Industrial Plants..........    90,381      19,969      214,026        2,386      304,407       22,355        302,910        28,081
Hotel/Motel/Restaurant.....   120,648       5,748            -            -      120,648        5,748        126,611         5,269
Healthcare Facilities......         -           -       87,852       43,501       87,852       43,501         98,934        31,276
Other......................   113,393      11,748      239,830       14,227      353,223       25,975        347,892        22,802
  Total....................  $834,390    $230,050     $794,529      $70,211   $1,628,919 (1) $300,261 (1) $1,619,317      $301,560

(1)  The geographic distribution by state is as follows:
     Pennsylvania $1,569,319 (81%), Delaware $242,899 (13%), New
     Jersey $77,766 (4%), and all other states $39,196 (2%).

    Non-Accrual Loans                                              March 31, 1994                                March 31, 1993

                              Investor-Developer         Owner-Occupied                 Total                      Total
                            Commercial               Commercial               Commercial                  Commercial
                             Mortgage   Construction  Mortgage   Construction  Mortgage     Construction   Mortgage    Construction
                            ----------  ------------ ----------  ------------ ----------    ------------  ----------   ------------
Apartment Buildings........    $7,661      $1,469            -            -       $7,661       $1,469         $4,748          $379
Office Buildings...........     1,459           -       $1,164            -        2,623            -          7,078             -
Residential Properties.....         -         373            -            -            -          373              -         4,215
Shopping Centers...........     3,403          66        1,224            -        4,627           66          1,332             -
Land.......................         -       1,659            -            -            -        1,659              -           596
Industrial Plants..........       792           -        4,007            -        4,799            -          3,663             -
Hotel/Motel/Restaurant.....     3,197         293            -            -        3,197          293          6,415           311
Other......................     2,805           -        3,201          $50        6,006           50         10,032             -
  Total....................   $19,317      $3,860       $9,596          $50      $28,913 (2)   $3,910 (2)    $33,268        $5,501

(2)  The geographic distribution by state is as follows:
     Pennsylvania $27,574 (84%), Delaware $2,219 (7%), New Jersey
     $1,511 (5%), and all other states $1,519 (4%).

    Assets Acquired in
    Foreclosures (3)

                                            March 31,    March 31,
                                               1994         1993
                                            ---------    ---------
    Apartment Buildings....................      $368         $105
    Office Buildings.......................    14,030       13,750
    Shopping Centers.......................     4,970          174
    Residential Properties.................       293        7,802
    Land...................................     8,439       12,801
    Industrial Plants......................     6,191        4,778
    Hotel/Motel/Restaurant.................     2,496        8,408
    Other..................................     2,859        5,385
      Total................................   $39,646 (4)  $53,203

(3)  Includes Assets Considered to be in an In-Substance
     Foreclosure status.
(4)  The geographic distribution by state is as follows:
     Pennsylvania $29,411 (74%), Delaware $388 (1%), New Jersey
     $6,542 (17%), and all other states $3,305 (8%).

    TABLE 10: CAPITAL ADEQUACY

                                               March 31,   December 31,  September 30,    June 30,   March 31,
                                                 1994         1993           1993          1993        1993
                                               ---------   ------------  -------------    --------   ---------
    Consolidated

    Total Shareholders' Equity to Assets......    8.52%           8.42%           8.00%       7.81%       7.67%
    Tangible Shareholders' Equity to Assets...    8.14            7.78            7.36        7.06        6.83
    Risk-Based Capital
         Tier 1...............................    9.73            9.60            9.12        8.95        8.74
         Tier 2...............................    4.08            4.07            4.04        4.10        4.17
           Total (1,2)........................   13.81 (3)       13.67           13.16       13.05       12.91

    Leverage (1,2)............................    8.12 (3)        7.84            7.41        7.30        7.16
    Tangible Leverage.........................    8.03            7.43            7.29        7.18        7.03

    Banking

    Total Risk-Based Capital (1,2)
        Meridian Bank.........................   12.51 (3)       12.24           11.71       11.47       11.32
        Delaware Trust Company................   13.12           13.07           12.87       12.88       12.61
        Meridian Bank, New Jersey.............   15.19           16.69           16.55       17.42          -

(1) The minimum ratios required by the Federal Reserve Board guidelines are 4% for Tier 1 capital, 8% for total risk-based capital, and a leverage ratio of 3% plus an additional cushion of 100 to 200 basis points.
(2) Federal Reserve Board guidelines define a well-capitalized institution as having a Tier 1 capital ratio of 6% or more, a total risk-based capital ratio of 10% or more, and a leverage ratio of 5% or more.
(3) Excludes purchased mortgage servicing rights of $28.3 million.


     CONSOLIDATED BALANCE SHEETS
     (Dollars in Thousands)

                                                                        March 31,     March 31,    December 31,
                                                                           1994          1993          1993
                                                                        ---------     ---------    ------------
     ASSETS
     Cash and Due from Banks...........................................    $480,936      $654,511      $587,587
     Short-Term Investments
        Interest-Bearing Deposits in Other Banks.......................      92,104       115,456       101,860
        Federal Funds Sold and Securities Purchased Under
           Agreements to Resell........................................      85,083        49,630        14,694
           Total Short-Term Investments................................     177,187       165,086       116,554
     Trading Account Securities........................................     130,195       133,464        36,616
     Investment Securities Available for Sale
         (Fair Value $754,703 and $288,152 at March 31, 1993 and
           December 31, 1993, Respectively)............................     265,688       723,495       275,663
     Investment Securities
         (Fair Value $2,791,697, $2,968,546 and $2,813,100 at March 31,
           March 31, 1993 and December 31, 1993, Respectively).........   2,813,332     2,912,474     2,784,484
     Mortgage Loans and Other Assets Held for Sale.....................     397,366       291,853       655,344
     Total Loans, Net of Unearned Discount.............................   9,157,827     8,522,252     8,988,044
          Less Allowance for Possible Loan Losses......................     171,030       166,044       173,388
              Net Loans................................................   8,986,797     8,356,208     8,814,656
     Premises and Equipment............................................     242,537       238,501       241,584
     Accrued Interest Receivable.......................................      98,425       104,493       103,250
     Other Assets......................................................     417,385       595,750       468,549
                Total Assets........................................... $14,009,848   $14,175,835   $14,084,787

     LIABILITIES
     Deposits
        Non-Interest Bearing Deposits..................................  $1,786,628    $1,605,090    $1,849,425
        Interest-Bearing Deposits......................................   9,340,724     9,674,185     9,496,726
           Total Deposits..............................................  11,127,352    11,279,275    11,346,151
     Short-Term Borrowings
        Federal Funds Purchased and Securities Sold
           Under Agreements to Repurchase..............................     721,682       904,935       540,255
        Commercial Paper...............................................       5,500             -         2,500
        Other Short-Term Borrowings....................................     302,952       131,410       248,968
           Total Short-Term Borrowings.................................   1,030,134     1,036,345       791,723
     Long-Term Debt and Other Borrowings...............................     365,028       470,757       421,291
     Accrued Interest Payable..........................................      51,800        62,859        59,581
     Other Liabilities.................................................     242,144       239,701       280,408
               Total Liabilities.......................................  12,816,458    13,088,937    12,899,154

     COMMITMENTS AND CONTINGENCIES

     SHAREHOLDERS' EQUITY
     Preferred Stock (Par Value $25.00)
        Authorized - 25,000,000 Shares
     Common Stock (Par Value $5.00)
        Authorized - 100,000,000 Shares
        Issued - 58,162,266 shares at March 31, 1994; Issued and
           Outstanding - 56,721,890 and 58,154,486 shares at March 31,
           and December 31, 1993, Respectively.........................     290,811       283,609       290,761
     Surplus...........................................................     205,209       185,019       205,173
     Retained Earnings.................................................     713,295       618,270       689,699
     Treasury Stock - 521,951 shares in 1994 at cost...................     (15,925)            -             -
             Total Shareholders' Equity................................   1,193,390     1,086,898     1,185,633
                  Total Liabilities and Shareholders' Equity........... $14,009,848   $14,175,835   $14,084,787

      See accompanying Notes to Consolidated Financial Statements.

     CONSOLIDATED STATEMENTS OF INCOME
     (Dollars In Thousands, Except Per Share Data)

                                                                      Three Months Ended
                                                                           March 31,
                                                                       1994       1993
                                                                       ----       ----
     INTEREST INCOME
        Interest and Fees on Loans.................................  $172,053   $173,971
        Interest on Trading Account Securities.....................     1,774      1,548
        Interest on Investment Securities Available for Sale.......     4,396     14,458
        Interest on Investment Securities..........................    35,985     38,921
        Interest on Mortgage Loans Held for Sale...................     6,404      8,331
        Other Interest Income......................................     1,149      1,829
           Total Interest Income...................................   221,761    239,058
     INTEREST EXPENSE
        Interest on Deposits.......................................    61,425     76,533
        Interest on Short-Term Borrowings..........................     6,472      6,149
        Interest on Long-Term Debt and Other Borrowings............     7,158      5,943
           Total Interest Expense..................................    75,055     88,625
     NET INTEREST INCOME...........................................   146,706    150,433
     PROVISION FOR POSSIBLE LOAN LOSSES............................     8,500     14,334
     NET INTEREST INCOME AFTER PROVISION FOR
        POSSIBLE LOAN LOSSES.......................................   138,206    136,099
     OTHER INCOME
        Trust......................................................    10,788     10,478
        Mortgage Banking...........................................     7,891     16,548
          Amortization of and Reserves for Purchased Mortgage
            Servicing Rights and Other Servicing-Related Assets....       (41)   (19,475)
              Net Mortgage Banking.................................     7,850     (2,927)
        Broker-Dealer and Investment Banking.......................    15,309     12,825
        Service Charges on Deposit Accounts........................    13,126     12,630
        Fees for Other Customer Services ..........................    10,313      9,761
        Net Securities Gains.......................................       690      5,970
        Other Operating Income.....................................     2,497      2,481
           Total Other Income......................................    60,573     51,218
     OTHER EXPENSES
        Salaries and Employee Benefits.............................    75,182     70,629
        Net Occupancy Expense......................................    12,072     10,508
        Equipment Expense..........................................     9,723      9,478
        Other Operating Expenses...................................    42,629     53,681
           Total Other Expenses....................................   139,606    144,296
     INCOME BEFORE INCOME TAXES AND CUMULATIVE
        EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE...................    59,173     43,021
     Provision for Income Taxes....................................    18,634     12,716
     INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
        IN ACCOUNTING PRINCIPLE....................................    40,539     30,305
     Cumulative Effect on Prior Years of Changes in Method of
       Accounting for:
        Income Taxes...............................................         -      7,221
        Postemployment Benefits, Net of Related Taxes of $1,470....    (2,730)         -
     NET INCOME....................................................   $37,809    $37,526

     PER COMMON SHARE
        Income Before Cumulative Effect of Change
        in Accounting Principle
           Primary.................................................     $0.70      $0.53
           Fully Diluted...........................................     $0.70      $0.53
        Cumulative Effect on Prior Years of Changes in
         Accounting Principles
           Primary.................................................    ($0.05)     $0.13
           Fully Diluted...........................................    ($0.05)     $0.13
        Net Income
           Primary.................................................     $0.65      $0.66
           Fully Diluted...........................................     $0.65      $0.66
        Dividends Declared and Paid................................     $0.32      $0.30

                See accompanying Notes to Consolidated Financial Statements.

    CONSOLIDATED STATEMENTS OF CASH FLOWS
    (Dollars in Thousands)                                           For the Three Months Ended March 31

                                                                          1994                  1993
                                                                          ----                  ----
    CASH FLOWS FROM OPERATING ACTIVITIES
       Net Income From Operating Activities..........................      $37,809               $37,526
       Adjustments to Reconcile Net Income to Net Cash Provided by
        Operating Activities
          Depreciation and Amortization (Including Amortization of
            Purchased Mortgage Servicing Rights).....................       10,415                29,879
          Deferred Tax Expense (Benefit).............................          243                (3,942)
          Provision for Possible Loan Losses.........................        8,500                14,334
          Provision for Other Real Estate Losses and Mortgage
           Servicing Recourse........................................        2,879                 6,800
          Net Gains - Investment Securities..........................         (382)                 (532)
          Net Gains - Investment Securities Available for Sale.......         (301)               (5,439)
          Gains on Sales of Mortgage Servicing.......................            0                (8,522)
          Increase in Trading Account Securities.....................      (93,579)              (68,207)
          Decrease in Mortgage Loans and Other Assets Held for Sale..      251,822               204,869
          Decrease in Other Assets...................................       55,703                73,867
          Increase (Decrease) in Other Liabilities...................      (47,621)               39,309
          Other, Net.................................................         (752)                  414
              Net Cash Provided by Operating Activities                    224,736               320,356

    CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from Maturities of Short-Term Investments............       90,025               119,000
       Purchases of Short-Term Investments...........................      (80,269)              (68,407)
       Proceeds from Maturities, Calls and Paydowns of Securities....      422,672               272,460
       Proceeds from Sales of Investment Securities..................          742                 3,797
       Purchases of Investment Securities............................     (452,262)             (723,485)
       Proceeds from Sales and Maturities of Investment Securities
        Available for Sale...........................................       24,420               311,710
       Purchases of Investment Securities Available for Sale.........       (6,811)              (84,550)
       Net Principal Collected (Disbursed) on Loans to Customers.....     (191,400)                1,414
       Proceeds from Sales of Premises and Equipment.................        1,562                 1,400
       Purchases of Premises and Equipment...........................      (10,250)               (8,576)
       Proceeds from Sales of Mortgage Servicing.....................        2,114                 5,071
       Purchases of Mortgage Servicing...............................            0                  (309)
       Other, Net....................................................        9,377                 9,562

          Net Cash Used for Investing Activities.....................     (190,080)             (160,913)

    CASH FLOWS FROM FINANCING ACTIVITIES
       Net Decrease in Deposits......................................     (218,335)             (495,702)
       Net Increase in Short-Term Borrowings.........................      238,411               159,352
       Proceeds from Issuance of Long-Term Debt......................            0               157,662
       Purchases of Treasury Stock...................................      (16,774)                    0
       Repayment of Long-Term Borrowings.............................      (56,439)               (2,666)
       Proceeds from Issuance of Common Stock........................          671                 5,831
       Cash Dividends Paid to Common Shareholders....................      (18,452)              (15,801)

          Net Cash Used for Financing Activities.....................      (70,918)             (191,324)

    CASH AND CASH EQUIVALENTS
          Net Decrease During the Period.............................      (36,262)              (31,881)
          Balance at Beginning of the Period.........................      602,281               736,022
          Balance at End of the Period...............................     $566,019              $704,141


     Cash and cash equivalents include cash and due from banks, federal funds sold, and securities purchased under agreements to resell. Income tax payments totaled $752 in 1994, and $8,804 in 1993. Interest payments totaled $96,406 in 1994 and $101,597 in 1993. Noncash investing activity consists of net transfers of loans in liquidation to other real estate aggregating $37,945 in 1994, and $16,931 in 1993.

     See accompanying Notes to Consolidated Financial Statements.

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
     (Dollars in Thousands)

                                                                     Common Stock            Retained   Treasury
                                                            Shares      Amount    Surplus    Earnings    Stock       Total
                                                            ------      ------    -------    --------    ------      -----
     FOR THE THREE MONTHS ENDED
       MARCH 31, 1993
     Balance at January 1, 1993 as previously reported..  45,584,924   $227,925   $177,597   $498,896               $904,418
     Adjustment for merger accounted for as a
       pooling of interests.............................  10,906,472     54,521      2,754     97,626                154,901
     Balance at January 1, 1993 as restated.............  56,491,396   $282,446   $180,351   $596,522             $1,059,319
     Net Income.........................................           -          -          -     37,526                 37,526
     Common Stock Dividends Declared....................           -          -          -    (15,801)               (15,801)
     Issuances of Stock Under Dividend Reinvestment,
        Stock Option and Employee Benefit Plans.........     230,494      1,163      4,670          -                  5,833
     Reversal of Unrealized Loss on Marketable
        Equity Securities...............................           -          -          -         23                     23
     Cash in Lieu of Fractional Shares..................           -          -         (2)         -                     (2)

     Balance at March 31, 1993..........................  56,721,890   $283,609   $185,019   $618,270             $1,086,898

     FOR THE THREE MONTHS ENDED
       MARCH 31, 1994

     Balance at January 1, 1994.......................... 58,154,486   $290,761   $205,173   $689,699             $1,185,633
     Net Income..........................................          -          -          -     37,809                 37,809
     Common Stock Dividends Declared.....................          -          -          -    (18,452)               (18,452)
     Issuances of Stock Under Dividend Reinvestment,
        Stock Option and Employee Benefit Plans..........     40,979         50         42       (264)      $849         677
     Purchases of Treasury Stock.........................   (555,150)         -          -          -    (16,774)    (16,774)
     Unrealized Gain on Investment Securities Available
       for Sale..........................................          -          -          -      4,503          -       4,503
     Cash in Lieu of Fractional Shares...................          -          -         (6)         -          -          (6)

     Balance at March 31, 1994........................... 57,640,315   $290,811   $205,209   $713,295   ($15,925) $1,193,390



     See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1)   Summary of Significant Accounting Policies

     The accounting policies and reporting practices of Meridian Bancorp, Inc., (Meridian) are in accordance with generally accepted accounting principles and have been followed on a consistent basis except for the changes described in Note 4.

     This Quarterly Report should be read in conjunction with the 1993 Annual Report. Financial information for the interim periods is not independently audited. However, the financial information furnished in this report reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations of the interim periods. Such adjustments are of a normal recurring nature.

     The results of operations for the interim periods are not necessarily indicative of the consolidated results to be expected for the entire year.

     The consolidated financial statements include the accounts of Meridian and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Certain amounts in the 1993 financial statements have been reclassified to conform with the presentation used in the 1994 financial statements. These reclassifications have no effect on net income.

2)   Acquisitions

     On December 16, 1993, Meridian entered into a definitive agreement to acquire McGlinn Capital Management, Inc., an investment advisory firm with $2.8 billion in assets under direct management for 500,000 warrants for shares of Meridian common stock and cash. The transaction, which is subject to regulatory approval, is expected to be completed by the end of the second quarter of 1994. The transaction will be treated as a purchase for financial accounting purposes.

3)   Securities Transactions

     Total gains (losses) from securities transactions, which were included in the following categories in the other income section of the consolidated statements of income, are as follows:

                                             Three Months Ended
                                                  March 31,
                                               1994        1993

Broker-Dealer and Investment Banking         ($ 7,000) $    1,000
Net Securities Gains                          690,000   5,970,000
   Total Securities Gains                    $683,000  $5,971,000


4)   Accounting Changes

     Effective January 1, 1994, Meridian adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". This statement establishes standards for employers who provide benefits to former employees after employment but before retirement. Such benefits include, among other things, severance, disability, and workers' compensation benefits. The implementation of these new accounting rules resulted in a charge of $4.2 million ($2.7 million after-tax or $.05 per share)in the first quarter of 1994.

     Effective January 1, 1994, Meridian adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in equity securities with a readily determinable fair value and investments in all debt securities to be classified in one of three categories. The three categories are (1) held to maturity - carried at amortized cost,(2) available for sale - carried at fair value (with unrealized gains and losses, net of related tax effect, recorded as a separate component of shareholders' equity), and (3) trading account - carried at fair value (with unrealized gains and losses recorded in the income statement). The impact of this accounting change at March 31, 1994 was to increase shareholders' equity by $4.5 million or less than 1%, representing the after-tax unrealized gain in the available for sale portfolio.

     Effective January 1, 1993, Meridian adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The implementation of these new tax accounting rules resulted in an increase in consolidated net income of $7.2 million, or $.13 per share, in the first quarter of 1993.

5)   Treasury Stock

     In January 1994 the Board of Directors authorized the repurchase of up to 1 million shares of common stock.

     Repurchased shares will be used to satisfy the company's obligations under the warrants to acquire 500,000 shares of Meridian's common stock issuable in connection with the proposed acquisition of McGlinn Capital Management, and obligations under present and future employee stock option and other employee benefit plans.

     At March 31, 1994, treasury stock consisted of 521,951 shares with a cost of $15,925,000.

6)   Commitments and Contingencies

     At March 31, 1994, there were outstanding commitments, contingent liabilities, and off-balance sheet financial instruments on which management does not anticipate any material losses. These include, among other things, commitments to extend credit, letters of credit undertaken in the normal course of business, and various off-balance sheet financial instruments used in conducting Meridian's business activities and in managing its balance sheet risks.

     Meridian and certain of its subsidiaries were party
(plaintiff or defendant) to a number of lawsuits. While any litigation has an element of uncertainty, management after reviewing these actions with its legal counsel, is of the opinion that the liability, if any, resulting from all legal actions will not have a material effect on the consolidated financial condition or results of operations of Meridian.

PART II

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None.

          (b)  Reports on Form 8-K

               None.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 16, 1994        /s/ Michael J. Mizak, Jr.
                         Senior Vice President and Controller
                         (Authorized Officer and Principal
                         Accounting Officer)