Form 10-Q
period 1994-06-30
MERIDIAN BANCORP INC
filed 1994-08-15
CIK 723916

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549


                            FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1994 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.


      No. 0-12364
(Commission File Number)

                      MERIDIAN BANCORP, INC.
     (Exact Name of Registrant as Specified in its Charter)

           PENNSYLVANIA                    23-2237529
     (State of Incorporation)      (IRS Employer ID Number)

   35 NORTH SIXTH STREET, READING, PA                19601
(Address of Principal Executive Offices)          (Zip Code)

        (610) 655-2000
(Registrant's Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No ___

        Number of Shares Outstanding as of June 30, 1994

     COMMON STOCK ($5 Par Value)            57,802,722
          (Title of Class)              (Outstanding Shares)

                     MERIDIAN BANCORP, INC.

                            FORM 10-Q

               For the Quarter Ended June 30, 1994


                            Contents


PART I - FINANCIAL INFORMATION                         Page No.

Item 1.   Financial Statements

          Consolidated Balance Sheets as of
               June 30, 1994 and
               June 30 and December 31,
               1993                                         32
          Consolidated Statements of Income for
               the Three-Month and Six-Month
               Periods Ended June 30, 1994
               and 1993                                     33
          Consolidated Statements of Cash Flows
               for the Six-Month Periods Ended
               June 30, 1994 and 1993                       35
          Consolidated Statements of Changes in
               Shareholders' Equity for the
               Six-Month Periods Ended June 30,
               1994 and 1993                                37
          Notes to Consolidated Financial Statements        38

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations

          Management's Discussion and Analysis of
               Earnings and Financial Position               3

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Security
               Holders                                      40

Item 5.   Other events                                      42

Item 6.   Exhibits and Reports on Form 8-K                  42

                             PART I

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF EARNINGS AND
          FINANCIAL POSITION.
          (Dollars in Thousands, Except Per Share Data)

                                                            Second        First         Fourth       Third        Second
                                                            Quarter      Quarter       Quarter      Quarter      Quarter
                                                             1994          1994          1993         1993         1993
                                                         ------------- ------------  ------------ ------------ ------------
RESULTS OF OPERATIONS
Interest Income........................................      $241,942     $221,761      $238,090     $241,574     $242,968
Interest Expense.......................................        85,882       75,055        82,553       84,891       88,329

Net Interest Income....................................       156,060      146,706       155,537      156,683      154,639
Provision for Possible Loan Losses.....................         6,684        8,500        12,480       14,631       14,656

Net Interest Income After Provision for
   Possible Loan Losses................................       149,376      138,206       143,057      142,052      139,983
Other Income...........................................        58,017       60,573        76,127       85,302       72,622
Other Expenses.........................................       147,927      139,606       162,033      178,875      151,648

Income Before Income Taxes and Cumulative Effect
   of Change in Accounting Principle...................        59,466       59,173        57,151       48,479       60,957
Provision  For Income Taxes............................        18,682       18,634        15,084       13,850       17,417

Income Before Cumulative Effect of Change in
   Accounting Principle................................        40,784       40,539        42,067       34,629       43,540
Cumulative Effect of Change in Accounting
   Principle, Net of Taxes.............................             -       (2,730)            -            -            -
Net Income ............................................       $40,784      $37,809       $42,067      $34,629      $43,540

Net Interest Margin (Taxable Equivalent Basis).........          4.85%        4.82%         5.00%        4.97%        4.91%
Return on Average Assets...............................          1.13%        1.10%         1.18%        0.96%        1.22%
Return on Average Common Shareholders' Equity..........         13.67%       12.91%        14.34%       12.10%       15.85%
Fully Diluted Earnings Per Share
    Income Before Cumulative Effect of Change in
      Accounting Principle.............................         $0.70        $0.70         $0.73        $ .60        $ .75
Cumulative Effect of Change in Accounting
   Principle, Net of Taxes.............................             -        (0.05)            -            -            -
   Net Income .........................................          0.70         0.65          0.73        $ .60        $ .75
Dividends Declared Per Common Share....................          0.34         0.32          0.32         0.32         0.32
Ratio of Dividends Declared to Net Income..............            48%          49%           45%          46%          39%

FINANCIAL CONDITION

Average Balances for the Quarter
Securities.............................................    $3,181,511   $3,020,052    $3,090,173   $3,463,329   $3,665,479
Loans..................................................     9,346,014    9,023,567     8,884,350    8,719,725    8,595,203
Assets.................................................    14,451,518   13,905,794    14,110,090   14,371,449   14,320,524
Deposits...............................................    11,165,770   11,092,555    11,164,488   11,278,327   11,411,739
Total Shareholders' Equity.............................     1,196,889    1,188,080     1,163,831    1,135,081    1,101,967
Primary Shares Outstanding.............................    58,170,280   58,187,526    58,002,495   57,917,097   57,709,123
Fully Diluted Shares Outstanding.......................    58,170,280   58,195,971    58,002,495   57,942,128   57,834,852
Total Shareholders' Equity to Assets...................          8.28%        8.54%         8.25%        7.90%        7.70%


At Quarter-End
Securities.............................................    $3,349,682   $3,079,020    $3,060,147   $3,245,765   $3,597,865
Loans..................................................     9,509,716    9,157,827     8,988,044    8,832,862    8,626,402
Assets.................................................    15,196,087   14,009,848    14,084,787   14,334,773   14,403,339
Deposits...............................................    11,678,602   11,127,352    11,346,151   11,171,363   11,433,459
Total Shareholders' Equity.............................     1,214,594    1,193,390     1,185,633    1,146,875    1,124,935
Book Value Per Common Share............................         21.01        20.70         20.39        20.00        19.62
Common Shares Outstanding..............................    57,802,722   57,640,315    58,154,486   57,343,118   57,324,897
Total Shareholders' Equity to Assets...................          7.99%        8.52%         8.42%        8.00%        7.81%
Risk-Based Capital Ratio...............................         13.30%       13.81%        13.67%       13.16%       13.05%
Allowance for Possible Loan Losses.....................       170,335      171,030       173,388      169,568      167,961
Allowance for Possible Loan Losses to Loans............          1.79%        1.87%         1.93%        1.92%        1.95%
Allowance for Possible Loan Losses to
   Non-Performing Loans................................           165%         143%          136%         130%         125%
Non-Performing Assets as a Percentage of
Total Period-End Loans and
   Assets Acquired in Foreclosure......................          1.48%        1.86%         1.98%        2.18%        2.26%
Non-Performing Assets and Loans Past Due 90 or
   more Days as to Interest or Principal as a
Percentage  of Loans and Assets Acquired
   in Foreclosures.....................................          1.85%        2.16%         2.25%        2.48%        2.71%

                   MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF EARNINGS AND FINANCIAL POSITION

FINANCIAL HIGHLIGHTS

     Meridian Bancorp, Inc. (Meridian) reported net income of $40.8 million in the second quarter of 1994 compared to $43.5 million in the second quarter of 1993. On a fully-diluted per share basis, net income was $.70 in the second quarter of 1994 compared to $.75 in the second quarter of last year. Earnings in the second quarter of 1993 benefitted from an after-tax gain of $6.1 million, or $.11 per share, from the sale of common stock that was part of the consideration received from the sale of Meridian's title insurance operations in 1992.

     The returns on average assets and on average common shareholders' equity for the quarter ended June 30, 1994 were 1.13% and 13.67%, respectively, compared to 1.22% and 15.85%, respectively, for the same quarter of last year.

     Consolidated financial results for the second quarter of 1994 were adversely impacted by $7.6 million after-tax, or $.13 per share, from Meridian's mortgage banking activities compared to $3.4 million after-tax in the second quarter of 1993. This negative impact on earnings occurred because of an approximate 65%, or $10.0 million pre-tax, reduction in fees and net interest income in the quarter compared to last year's quarter, while at the same time expenses declined approximately 20%, or $4.1 million pre-tax, versus last year's quarter. Operating and restructuring expenses did not decline quickly enough to offset lower loan origination and servicing volumes primarily because of the following factors:

     - The decision to reduce the size of Meridian's mortgage origination and servicing business beyond that which was announced in the third quarter of 1993 and the resultant impact on restructuring and related expenses.

     - The negative impact on revenues of adverse market conditions while the mortgage activities are being restructured.

     With respect to the reduction in size of Meridian's mortgage activities, the mortgage company exited the multi-family and wholesale origination business during the quarter to focus on the retail business. As part of the restructuring, retail operations and administrative functions have undergone consolidation. Meridian also has sold or closed mortgage offices outside of its banking markets to concentrate on its core markets in Pennsylvania, Delaware and New Jersey and continues to evaluate its activities within these banking markets. Since the beginning of 1994, Meridian has reduced staffing levels in its mortgage operations by approximately 300 employees, or about 40% of the workforce. Based upon market conditions, staffing levels and overhead costs may be reduced further in the second half of this year, but there can be no assurance that Meridian will be able to reduce these levels and costs quickly enough to offset possible continuation of lower loan origination and servicing volumes.

     With respect to market conditions, the rise in interest rates during 1994 has significantly reduced mortgage loan refinancing and has begun to slow demand for new home financing. Meridian's loan originations were down 66% in the second quarter of 1994 compared to the same period of 1993. This significant decline in loan volume has an immediate negative impact on revenues, without a similar immediate reduction in expenses which tend to decline over a longer period of time.

     In addition to the impact described above on the mortgage banking activities, servicing revenues also declined in the second quarter. In April, Meridian entered into a subservicing agreement, which customarily has lower fees, with a purchaser of a significant portion of its servicing portfolios. These portfolios will be transferred to the purchaser in the third quarter of this year.

     The mortgage portfolios serviced by Meridian aggregated $4.9 billion at June 30, 1994 compared to $7.2 billion at June 30, 1993. The decline was caused primarily by mortgage loan refinancing activity and sales of mortgage servicing. Included in the total at June 30, 1994 is (1) approximately $2.8 billion of loans on which the servicing has been sold and Meridian is currently subservicing for the purchaser, as previously mentioned, and (2) mortgage loan servicing originated and purchased with recourse totalling approximately $738 million. Based upon market conditions, Meridian may incur additional losses in future periods on this recourse portfolio.

     Net interest income was $156.1 million in the second quarter of 1994 compared to $154.6 million in the second quarter of 1993. On a taxable equivalent basis, net interest income was $160.6 million compared to $160.3 million in the second quarter of 1993. The net interest margin was 4.85% in the second quarter of this year compared to 4.91% a year ago. The net interest margin in the first quarter of 1994 was 4.82%. An increase in average loans outstanding favorably impacted net interest income between the two quarters. This was partially offset by narrowing spreads between the yield on interest-earning assets and the cost of interest-bearing liabilities.

     Meridian's provision for possible loan losses was $6.7 million in the second quarter of 1994, down from $8.5 million in the first quarter of 1994 and $14.7 million in the second quarter of 1993. The decline over the past year resulted from continued improvement in loan quality.

     Non-performing loans decreased to $103.2 million or 1.08% of loans at June 30, 1994 compared to $119.6 million or 1.31% at March 31, 1994 and $134.9 million or 1.56% a year ago. The ratio of the allowance for possible loan losses to non-performing loans was 165% at June 30, 1994 compared to 143% at March 31, 1994 and 125% a year ago.

     Net loans charged-off in the second quarter of 1994 were $7.5 million compared to $10.9 million in the first quarter of 1994 and $14.1 million in the comparable period a year ago. The allowance for possible loan losses was 1.79% of total loans at June 30, 1994 compared to 1.87% at March 31, 1994 and 1.95% a year ago.

     Total non-performing assets also declined to $141.6 million at June 30, 1994, or 1.48% of loans and assets acquired in foreclosures, compared to $171.5 million or 1.86% at March 31, 1994 and $195.9 million or 2.26% at June 30, 1993.

     Other income decreased by $14.6 million or 20% between the second quarters of 1994 and 1993. Mortgage-banking revenues declined by $7.6 million, reflecting the impact of Meridian's decision to significantly reduce the scope of its mortgage banking activities, as previously discussed. Gains from securities transactions decreased by $8.8 million between the two quarters.

     Other operating expenses declined by $3.7 million or 2% between the second quarters of 1994 and 1993.

     Net income was $78.6 million or $1.35 per fully diluted share in the first half of 1994 compared to $81.1 million or $1.41 per fully diluted share a year ago.

     The returns on average assets and on average common shareholders' equity for the first six months of 1994 were 1.12% and 13.33%, respectively, compared to 1.16% and 15.10%, respectively, for the first six months of 1993.

     Total assets at June 30, 1994 were $15.2 billion compared to $14.4 billion at June 30, 1993. Total loans were $9.5 billion compared to $8.6 billion a year ago, a 10% increase. The consumer portfolio increased by 12% during the last year and the commercial portfolio grew by 9%. Total deposits were $11.7 billion compared to $11.4 billion a year ago, a 2% increase. During the second quarter of 1994, Meridian assumed approximately $487 million of deposits and acquired 29 branches in southern New Jersey of Security Federal Savings Bank from the Resolution Trust Corporation. Meridian continues to fund a significant portion of its assets with deposits acquired in its local marketplace.

     Shareholders' equity increased to $1.2 billion or 7.99% of total assets at June 30, 1994 compared to $1.1 billion or 7.81% a year ago. The ratio of tangible shareholders' equity to assets, which excludes $98.5 million of intangible assets, was 7.39% at June 30, 1994 compared to 7.06% at June 30, 1993. Meridian's risk-based capital ratio was 13.30% at June 30, 1994, well above regulatory requirements. This ratio was 13.81% at March 31, 1994 and 13.05% at June 30, 1993.

     Book value per common share was $21.01 at June 30, 1994 compared to $19.62 at June 30, 1993, an increase of 7%. Book value per common share at March 31, 1994 was $20.70.

INDUSTRY SEGMENTS

     Table 1 presents a summary of the operating results of Meridian's two industry segments.

     The banking unit provides a full range of retail and corporate banking, and trust and asset management services to customers in central and eastern Pennsylvania, as well as Delaware and southern New Jersey.

     The securities unit underwrites, brokers and distributes securities and loan servicing to institutional and individual investors. In addition, the company buys, sells and securitizes loans. The company also provides investment banking services by acting as financial advisors in facilitating municipal and corporate transactions in the capital markets.

     The banking unit reported net income of $37.6 million in the second quarter of 1994 compared to $39.1 million for the same period of last year, a decrease of 4%. Earnings in 1993 benefitted from an after-tax gain of $6.1 million from the sale of common stock that was part of the consideration received from the sale of Meridian's title insurance operations in 1992. Net interest income increased by $1.4 million between the two periods, as the positive impact of an increase in average loans outstanding more than offset narrowing spreads between the yield on interest-earning assets and the cost of interest-bearing liabilities. The provision for possible loan losses declined by $8.0 million between the quarters, reflecting continued improvement in loan quality. Other income declined by $12.9 million, or 23%, between the two quarters, reflecting decreases in mortgage banking revenues and securities gains, as previously discussed. Other expenses declined by $3.6 million, or 3%, between the two quarters, resulting from decreases in such expense categories as loan origination and servicing expenses in the mortgage banking unit, expenses related to foreclosed real estate, and FDIC deposit insurance expense.

     Net income was $73.1 million in the first six months of 1994 compared to $74.3 million in the similar period of 1993.

     Net income for the securities unit was $3.2 million in the second quarter of 1994 compared to $4.5 million for the same period of last year, a decrease of 29%. Declines in net trading gains, commissions, and fees as a result of lower sales volumes more than offset a small decrease in operating expenses, primarily salaries and incentive - related compensation expense.

     For the first six months of 1994, the securities unit reported net income of $5.5 million compared to $6.8 million in the similar period of 1993, a decrease of 19%. The same factors that affected the quarter-to-quarter comparison contributed to the decline between the two six-month periods.

NET INTEREST INCOME AND RELATED ASSETS AND LIABILITIES

     Net interest income was $156.1 million in the second quarter of 1994 compared to $154.6 million in the same quarter of 1993, an increase of 1%. Net interest income on a taxable-equivalent basis was $160.6 million in the second quarter of this year compared to $160.3 million in the same period of last year, an increase of less than 1%.

     The level of net interest income results from the interaction between the volume of interest-earning assets and the sources of funds supporting these assets, and the interest rates earned on the assets and paid on the funding sources. Average loans outstanding increased between the second quarters of both years, offsetting narrowing spreads between the yield on interest-earning assets and the cost of interest-bearing liabilities, resulting in the increase in net interest income.

     Average interest-earning assets increased by $189.2 million or 1% between the second quarter of 1994 and the same period of last year. Average loans outstanding increased by 9% between the two periods, with increases reflected in each of the major loan categories. Average investment securities and investment securities available for sale decreased by $484.0 million, or 13%. Average deposits were $11.2 billion in the second quarter of 1994, compared to $11.4 billion in the same period of last year, a 2% decline. The increase in interest-earning assets and the decrease in deposits were funded by increases in short term borrowings and shareholders' equity.

     Partially offsetting the positive impact of the increase in assets was a decline in the net interest margin, from 4.91% in the second quarter of 1993 to 4.85% in the second quarter of 1994, a decrease of 6 basis points. The net interest margin is affected by both the net interest spread and the level of net non-interest bearing sources of funds.

     The net interest spread decreased 9 basis points between the two quarters, primarily because yields on interest-earning assets decreased faster than rates on interest-bearing liabilities.
The yield on interest-earning assets declined by 17 basis points, as declines in the yields on investment securities, residential mortgage loans and consumer loans more than offset an increase in yield on commercial loans. The average rate paid on interest-bearing liabilities decreased by 8 basis points, as the decline in rates paid on deposits more than offset an increase in the rates paid on short-term borrowings.

     Interest-free funding sources increased by $215.6 million between the two periods primarily as a result of increases in demand deposits and shareholders' equity. The increase in these balances and the recent increase in interest rates increased the beneficial effect that such funds provided to the overall cost of funds, from .43% in the second quarter of 1993 to .46% in the second quarter of 1994.

     Net interest income for the six months ended June 30, 1994 was $302.8 million compared to $305.1 million last year, a decrease of 1%. Average loans outstanding increased between the two periods, but narrowing spreads between the yield on interest-earning assets and the cost of interest-bearing liabilities resulted in the decline in net interest income. The net interest margins were 4.83% and 4.94% for the first six months of 1994 and 1993, respectively.

     Table 2 presents net interest income, yields and rates on a taxable-equivalent basis, and average balances for the second quarters of 1994 and 1993, the first quarter of 1994, and the six months ended June 30, 1994 and 1993, respectively.

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

     Meridian manages interest-sensitivity by adjusting the mix and repricing characteristics of assets and liabilities on the balance sheet through its securities and purchased funding portfolios and by the use of off-balance sheet derivative products, mainly interest rate swaps. The notional amount of interest rate swap contracts, which include forward interest rate swaps of $225 million, was $3.0 billion at June 30, 1994 compared to $2.1 billion a year ago.

     The majority of the interest rate swap contracts outstanding at June 30, 1994, or approximately $2.7 billion, represents contracts on which Meridian receives a fixed rate of interest and pays a variable rate, thereby favorably impacting net interest income in periods of declining interest rates. The average fixed rate received at June 30, 1994 was 4.91% with a remaining term of approximately 1.2 years until maturity or repricing. The average floating rate paid on interest rate swaps is based on short-term variable rates such as LIBOR (London Interbank Offered
Rate). The average floating rate paid was 4.51% at June 30, 1994.

     Meridian uses interest rate swaps as a tool to alter the repricing characteristics of a portion of the core deposit base. Interest expense on deposits was reduced by approximately $5.3 million in the second quarter of 1994 compared to $11.0 million a year ago. This decline is attributable to the maturities of interest rate swaps over the past year and a higher level of short-term interest rates in the second quarter of 1994. For the first half of 1994 and 1993, the comparable amounts were $13.5 million and $24.1 million, respectively.

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

     Management considers the liquidity position of Meridian at the end of the second quarter of 1994 to be sufficient to meet its foreseeable cash flow requirements.

     Loans. The lending function is Meridian's principal business activity and it is Meridian's continuing policy to serve the credit needs of its customer base. Loans were $9.5 billion at June 30, 1994 compared to $8.6 billion at June 30, 1993, a 10% increase. Consumer loans, mostly home equity loans and other types of personal loans, increased by $294 million, or 12%, primarily from successful marketing campaigns in the low interest rate environment during the period. Commercial loans increased by $450 million, or 9%, reflecting signs of increasing loan demand. Residential mortgage loans increased by $139 million or 14.0%, reflecting the decision to retain on the balance sheet more of the loans being originated by the mortgage banking unit.

     Table 3 presents a summary of period-end loan balances.

     Investment Securities and Investment Securities Available for Sale. The second largest use of funds for Meridian is the portfolio of investment securities and investment securities available for sale. The balance in the combined portfolio was $3.3 billion at June 30, 1994, down from $3.6 billion a year ago.

     Table 4 presents a summary of the amortized cost, approximate fair value, and gross unrealized gains and losses for the portfolio at June 30, 1994 and 1993, and December 31, 1993.

     Deposits. Meridian's deposits, the largest source of funds, amounted to $11.7 billion at June 30,1994 compared to $11.4 billion at June 30, 1993, an increase of 2%. During the second quarter of 1994, Meridian assumed approximately $487 million of deposits of Security Federal Savings Bank from the Resolution Trust Corporation. These additional deposits more than offset the attrition of deposits which has been occurring in the relatively low interest rate environment, as some depositors have sought alternative investment opportunities. There has also been a planned reduction in certificates of deposit of $100,000 and more during the past year.

     Table 5 presents a summary of period-end deposit balances.

PROVISION FOR POSSIBLE LOAN LOSSES AND RELATED CREDIT QUALITY

     The provision for possible loan losses was $6.7 million in the second quarter of 1994, down from $8.5 million in the first quarter of 1994 and $14.7 million in the second quarter of 1993. The provision for the six months ended June 30, 1994 was $15.2 million compared to $29.0 million for the same period of 1993, a decrease of 48%. The decline over the past year was due to a continuing improvement in loan quality.

     The balance in the allowance for possible loan losses was $170.3 million or 1.79% of total loans at June 30, 1994, compared to $171.0 million or 1.87% at March 31, 1994 and $168.0 million or 1.95% at June 30, 1993.

     Net charge-offs were $7.5 million, or .32% of average loans in the second quarter of 1994 compared to $14.1 million or .66% of average loans in the second quarter of 1993. Recoveries were $4.1 million in the second quarter of 1994 compared to $2.4 million in the same period of last year.

     Net charge-offs for the six months ended June 30, 1994 were $18.4 million, compared to $27.9 million in the similar period of 1993. Net charge-offs represented .40% of average loans in the first half of 1994 compared to .66% last year.

     Determining the level of the allowance for possible loan losses at any given date is difficult, particularly in a continually changing economy. Management must make estimates, using assumptions and information which are often subjective and changing. Management continues to review Meridian's loan portfolio in light of a changing economy and possible future changes in the banking and regulatory environment. In management's opinion, the allowance for possible loan losses is adequate at June 30, 1994.

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

     Non-performing assets totalled $141.6 million at June 30, 1994 compared to $171.5 million at March 31, 1994 and $195.9 million a year ago. The decline over the last three months was partially due to the transfer of non-performing assets to the assets held for sale portfolio. During the second quarter of 1994, Meridian transferred to assets held for sale non-accrual residential mortgage loans of approximately $8 million and foreclosed real estate of approximately $7 million. In addition, approximately $17 million of delinquent residential mortgage loans being serviced by Meridian were repurchased from investors during the second quarter, and also transferred to assets held for sale. These transfers were related to mortgage servicing portfolios originally acquired by Meridian with recourse. Meridian began to sell these assets during the quarter. Meridian anticipates that as it continues to restructure the mortgage banking activities, it may be required to repurchase other loans or to transfer additional loans to assets held for sale.

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

     Meridian's non-accrual loans, which totalled $102.0 million at June 30, 1994, included eight loans with balances in excess of $2.5 million. These loans aggregated $28.6 million or 28% of total non-accrual loans at the end of the second quarter of 1994.

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

     Assets acquired in foreclosures (except consumer related), which totalled $36.7 million at the end of the second quarter of 1994, included two properties with balances in excess of $2.5 million. These properties aggregated $10.6 million or 29% of assets acquired in foreclosures.

     Reference should be made to Table 3 for a summary of the period-end balances in the loan portfolio. There has not been a significant change in the percentage of each category to total loans from a year ago.

     In addition, reference should be made to Table 8 for a breakdown of commercial loans by major industry and to Table 9 for a breakdown of commercial real estate loans by category. As can be seen in these tables, Meridian's portfolio of commercial loans and commercial real estate loans is diversified and covers a wide range of borrowers. This diversification generally characterizes the economy of Meridian's primary market area. Of Meridian's commercial real estate loans, almost all, or 97%, are to borrowers for property in Pennsylvania, Delaware, and New Jersey, of which Pennsylvania has 80%, or the largest single share. In connection with the decision to extend credit to particular borrowers, Meridian takes into account, among other things, asset diversification and particular risks presented by the different industries in which such borrowers compete, in light of changing economic circumstances.

     Loan concentrations are considered to exist when a multiple number of borrowers are engaged in similar activities and have similar economic characteristics which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. At June 30, 1994, Meridian did not have any industry concentration or other known concentration of commercial loans and commitments that exceeded 10% of total loans and commitments. However, the effect of the recent recession has had a negative impact on the financial performance of many companies involved in retail trade. At June 30, 1994, Meridian's loans to companies in retail trade totalled $731.9 million, or 8% of total loans outstanding and 13% of total commercial loans outstanding. Included in this total were loans to department stores and other retailers of $369.6 million and loans to automobile dealers of $362.3 million. Loans to companies in retail trade included $14.3 million of loans in a non-accrual status at June 30, 1994. This amount represents 14% and 10% of non-performing loans and non-performing assets, respectively, at the end of the second quarter of 1994. Meridian has no foreign loan exposure.

     Meridian's policy has been to participate selectively in large, public, highly leveraged transactions. The majority of such transactions is currently in the telecommunications industry and its cable television and cellular phone segments. According to the guidelines issued by the Federal Reserve Board, loans and exposures are characterized as highly leveraged transactions if they meet certain defined leverage criteria and the total financing package (including all obligations held by all participants) originally exceeded $20 million. At June 30, 1994, Meridian's highly leveraged transactions aggregated $57.2 million in outstanding balances or less than 1% of total loans and an additional $17.1 million in commitments. All such balances were current as to principal and interest at June 30, 1994. Cable television and cellular phone exposures represented $37.4 million of such loans outstanding and $6.6 million of the commitments outstanding.

     Potential problem loans consist of loans which are included in performing loans at June 30, 1994 but for which potential credit problems of the borrowers have caused management to have concerns as to the ability of such borrowers to comply with present repayment terms. At June 30, 1994, such potential problem loans, not included in Table 7, aggregated approximately $29 million, compared to $31 million at March 31, 1994. No loans to companies in retail trade were included in potential problem loans at June 30, 1994. Depending on the state of the economy and the impact thereof on Meridian's borrowers, as well as other future events, these loans and others not currently so identified could be classified as non-performing assets in the future.

OTHER INCOME

     Other income decreased by $14.6 million or 20% between the second quarters of 1994 and 1993. Mortgage-banking revenues declined by $7.6 million, reflecting the impact of Meridian's decision to significantly reduce the scope of its mortgage banking activities, and gains from securities transactions decreased by $8.8 million between the two quarters.

     Mortgage banking revenues were $4.2 million in the second quarter of 1994, a decrease of $7.6 million from the second quarter of 1993. Revenues were negatively impacted in the second quarter of 1993 by amortization of $7.7 million for purchased mortgage servicing rights, which is recorded as a reduction of revenues. There was no amortization in the second quarter of 1994 since all purchased mortgage servicing rights have been sold or are in the process of being sold, and have been written down to fair value. Exclusive of the change in the amortization of purchased mortgage servicing rights, mortgage banking revenues declined by $15.2 million, or 79%, between the two periods. Servicing fee revenues declined $4.4 million, or 61%, primarily as a result of a lower mortgage loan servicing portfolio. Gains on the sale of mortgage loans and mortgage servicing decreased by $8.5 million between the two periods. Origination fees declined by $2.8 million, or 67%, between the two quarters, reflecting lower levels of mortgage loan refinancing and new home financing.

     Broker-dealer and investment banking revenues totalled $14.2 million in the second quarter of 1994 compared to $15.8 million in the same period a year ago, a decrease of 10%. The decrease in revenues was attributable to a decrease in net trading gains and lower levels of commissions and related fees.

     Trust revenues were $11.2 million in the second quarter of 1994 compared to $9.4 million in the same period of last year, an increase of 18%. Higher levels of personal fees and corporate and institutional revenues were responsible for the increase.

     Service charges on deposits and fees for other customer services increased by $1.9 million, or 8%, for the three months ended June 30, 1994 compared to the same period of last year. Increases in certain fees for deposit products, as well as additional deposit accounts because of bank acquisitions over the past year, contributed to the higher level of fees.

     Net securities losses were $49 thousand in the second quarter of 1994 compared to gains of $8.8 million in the same period of last year. The amount in 1994 was comprised of gains of $44 thousand and losses of $93 thousand. These net losses do not include gains of $5 thousand from sales primarily of certain mortgage-related investments, which are included in broker-dealer and investment banking revenues. The gains and losses in both years resulted mainly from sales of investments classified as available for sale, calls of investments and, in 1993, the sale of common stock that was part of the consideration received from the sale of Meridian's title operations in 1992.

     Other income for the first six months of 1994 was $118.6 million compared to $123.8 million a year ago. Except for mortgage banking revenues, which increased by $3.2 million, or 36%, between the two periods, the same factors that affected the quarter-to-quarter comparison contributed to the decrease between the six month periods. Mortgage banking revenues were negatively impacted in the first half of 1993 by amortization of $27.1 million for purchased mortgage servicing rights. There was no amortization in the first half of 1994 since all purchased mortgage servicing rights have been sold or are in the process of being sold, and have been written down to fair value. Exclusive of the change in the amortization of purchased mortgage servicing rights, mortgage banking revenues declined by $23.9 million between the two periods.

OTHER EXPENSES

     Other expenses for the second quarter of 1994 were $147.9 million compared to $151.6 million for the same quarter of 1993, a decrease of $3.7 million, or 2%. Increases in personnel, occupancy, and equipment expenses were more than offset by decreases in several categories of other operating expenses.

     Salaries and employee benefits totalled $72.7 million in the second quarter of 1994 compared to $71.2 million in the second quarter of 1993, an increase of 2%. An increase in staff levels, primarily in the banking unit because of acquisitions over the past year and in the broker-dealer and investment banking function because of ongoing expansion, and an increase in commissions and other incentive-related compensation contributed to the increase in expenses. Pension and medical insurance expenses were almost unchanged between the two periods.

     Net occupancy and equipment expense was $20.9 million in the second quarter of 1994 compared to $19.9 million in the same period last year, an increase of 5%. The termination of several lease obligations in the mortgage banking unit was the main reason for the increase between the two periods.

     Other operating expenses were $54.4 million in the second quarter of 1994 compared to $60.6 million in the second quarter of 1993. Contributing to the improvement between the two periods were decreases in such expense categories as loan origination and servicing expense in the mortgage banking unit, expenses related to foreclosed real estate, and FDIC deposit insurance expense.

     Other expenses for the six months ended June 30, 1994 were $287.5 million compared to $295.9 million for the same period of last year, a decrease of 3%. The same factors that affected the quarter-to-quarter comparison contributed to the decline between the six month periods.

PROVISION FOR INCOME TAXES

     The effective tax rate was 31% in the second quarter of 1994, up from 29% in the same quarter of 1993. The rate for the entire year of 1993 was 28%. The tax rate for both periods was less than the federal statutory rate of 35% primarily because of tax-exempt investment and loan income.

CAPITAL RESOURCES

     Meridian's capital adequacy at June 30, 1994 can be determined by analyzing the capital ratios presented in Table 10.

     Total shareholders' equity at June 30, 1994 was $1.215 billion compared to $1.125 billion at June 30, 1993, an increase of 8%. Total shareholders' equity was $1.193 billion at March, 31, 1994. The ratio of total shareholders' equity to total assets was 7.99% at June 30, 1994 compared to 7.81% one year ago and 8.52% at March 31, 1993. The decline in the ratio over the last three months resulted from loan growth and an increase in asset levels related to the assumption of approximately $487 million of deposits of Security Federal Savings Bank from the Resolution Trust Corporation.

     Meridian's consolidated ratios at June 30, 1994 exceeded all regulatory requirements. The risk-based capital ratio was 13.30% at June 30, 1994 compared to 13.05% a year ago and 13.81% at March 31, 1994. The ratio of tangible shareholders' equity to assets was 7.39% at June 30, 1994 compared to 7.06% a year ago and 7.95% at March 31, 1994. The declines in these ratios over the last three months resulted from the increase in asset levels described above, and an increase of $38.2 million in intangible assets related primarily to the acquisition of deposits from Security Federal Savings Bank. The risk-based capital ratios of each of Meridian's commercial banks also exceeded regulatory requirements at June 30, 1994, as shown in the table.

     Federal Reserve Board guidelines define a well capitalized institution as having a Tier 1 capital ratio of 6% or more, a total risk-based capital ratio of 10% or more, and a leverage ratio of 5% or more. Meridian's consolidated ratios at June 30, 1994 exceeded these guidelines, as did the ratios of each of Meridian's commercial banks.

    TABLE 1:INDUSTRY SEGMENTS
    (Dollars in Thousands)

                                           Net Income                                  Assets
                             -------------------------------------- -----------------------------------------
                             Three Months Ended  Six Months Ended
                                   June 30            June 30                 June 30           December 31
                               1994      1993     1994      1993        1994          1993          1993
                             --------- -------- --------- --------- ------------- ------------- -------------
    Banking.................  $37,578  $39,074   $73,103   $74,272   $14,388,779   $13,946,825   $13,751,699
    Securities..............    3,206    4,466     5,490     6,794       807,308       456,514       333,088

    Consolidated............  $40,784  $43,540   $78,593   $81,066   $15,196,087   $14,403,339   $14,084,787

TABLE 2: NET INTEREST INCOME, AVERAGE BALANCES AND RATES
(Dollars in Thousands)

                                                                 1994                           1993
                                                    Three Months Ended June 30     Three Months Ended June 30
                                                               Interest  Average              Interest  Average
                                                      Average   Income/  Yield/      Average   Income/  Yield/
                                                      Balance   Expense   Rate       Balance   Expense  Rate
                                                  ------------ --------- ------ ------------- --------- -----
ASSETS
Interest-Earning Assets
  Short-Term Investments
    Interest-Bearing Deposits in Other Banks.....    $101,229    $1,096   4.34%     $104,404      $897  3.45%
    Federal Funds Sold and Securities Purchased
      Under Agreements to Resell.................     110,027     1,010   3.68        29,314       455  6.23
      Total Short-Term Investments...............     211,256     2,106   4.00       133,718     1,352  4.06
  Trading Account Securities (1).................     167,541     2,822   6.76       155,104     2,247  5.81
  Investment Securities Available for Sale (1)...     307,218     5,788   7.56       768,290    13,710  7.14
  Investment Securities
    Taxable......................................   2,544,745    33,730   5.30     2,524,449    36,853  5.84
    Non-Taxable (1)..............................     329,548     6,871   8.34       372,740     7,686  8.25
      Total Investment Securities................   2,874,293    40,601   5.65     2,897,189    44,539  6.15
  Mortgage Loans Held for Sale...................     354,758     6,727   7.58       522,401     9,538  7.30
  Loans
    Commercial (1)...............................   5,635,904   112,241   7.99     5,206,692   100,415  7.74
    Real Estate-Residential......................   1,052,070    21,128   8.03     1,017,011    24,136  9.49
    Consumer.....................................   2,658,040    55,119   8.32     2,371,500    52,664  8.91
      Total Loans (2)............................   9,346,014   188,488   8.09     8,595,203   177,215  8.26
      Total Interest-Earning Assets..............  13,261,080   246,532   7.45    13,071,905   248,601  7.62
Allowance for Possible Loan Losses...............    (175,083)       --     --      (171,388)        -    --
Non-Interest Earning Assets......................   1,365,521        --     --     1,420,007         -    --
      Total Assets, Interest Income.............. $14,451,518  $246,532   6.84%  $14,320,524  $248,601  6.95%

LIABILITIES
Interest-Bearing Liabilities
  Interest-Bearing Deposits
    NOW Accounts.................................  $1,476,267    $4,707   1.28%   $1,316,739    $6,366  1.94%
    Savings Deposits.............................   1,978,187     9,956   2.02     1,764,714    10,040  2.28
    Money Market Deposit Accounts................   2,320,546    13,158   2.27     2,445,388    10,106  1.66
    Short-Term Time Deposits.....................     753,259     5,707   3.04       927,184     8,609  3.72
    Long-Term Time Deposits......................   2,427,049    26,197   4.33     2,677,605    29,749  4.46
    Certificates of Deposits of $100,000 or More.     468,620     5,657   4.84       591,070     7,106  4.82
      Total Interest-Bearing Deposits............   9,423,928    65,382   2.78     9,722,700    71,976  2.97
  Short-Term Borrowings
    Federal Funds Purchased and Securities
      Sold Under Agreements to Repurchase........   1,223,315    11,590   3.80       916,035     6,797  2.98
    Commercial Paper.............................       8,688        76   3.51            --        --    --
    Other Short-Term Borrowings..................     222,532     2,639   4.76       159,782     1,194  3.00
      Total Short-Term Borrowings................   1,454,535    14,305   3.94     1,075,817     7,991  2.98
  Long-Term Debt and Other Borrowings............     364,471     6,195   6.80       470,807     8,363  7.11
      Total Interest-Bearing Liabilities.........  11,242,934    85,882   3.06    11,269,324    88,330  3.14
Non-Interest Sources to Fund
  Interest-Earning Assets
    Non-Interest Bearing Deposits................   1,741,842        --     --     1,689,039        --    --
    Other Liabilities............................     269,853        --     --       260,194        --    --
    Shareholders' Equity.........................   1,196,889        --     --     1,101,967        --    --
      Total Non-Interest Sources to Fund
        Interest-Earning Assets..................   3,208,584        --     --     3,051,200        --    --
      Total Liabilities and Shareholders' Equity,
        Interest Expense......................... $14,451,518    85,882   2.38%  $14,320,524    88,330  2.47%
NET INTEREST INCOME..............................              $160,650                       $160,271
  NET INTEREST SPREAD (3)........................                         4.39%                         4.48%
  EFFECT OF NON-INTEREST BEARING FUNDS...........                         0.46%                         0.43%
  NET INTEREST MARGIN (4)........................                         4.85%                         4.91%



                                                               1994
                                                      Three Months Ended March 31
                                                               Interest  Average
                                                      Average   Income/  Yield/
                                                      Balance   Expense   Rate
                                                   ------------ --------- ------
ASSETS
Interest-Earning Assets
  Short-Term Investments
    Interest-Bearing Deposits in Other Banks.....     $92,179      $768   3.38%
    Federal Funds Sold and Securities Purchased
      Under Agreements to Resell.................      46,319       381   3.34
      Total Short-Term Investments...............     138,498     1,149   3.36
  Trading Account Securities (1).................     114,103     1,883   6.69
  Investment Securities Available for Sale (1)...     278,814     4,798   6.98
  Investment Securities
    Taxable......................................   2,381,720    31,204   5.24
    Non-Taxable (1)..............................     359,518     7,355   8.18
      Total Investment Securities................   2,741,238    38,559   5.63
  Mortgage Loans Held for Sale...................     374,116     6,404   6.85
  Loans
    Commercial (1)...............................   5,456,438   100,840   7.50
    Real Estate-Residential......................   1,010,351    20,690   8.19
    Consumer.....................................   2,556,778    51,979   8.24
      Total Loans (2)............................   9,023,567   173,509   7.79
      Total Interest-Earning Assets..............  12,670,336   226,302   7.21
Allowance for Possible Loan Losses...............    (177,418)       --     --
Non-Interest Earning Assets......................   1,412,876        --     --
      Total Assets, Interest Income.............. $13,905,794  $226,302   6.57%

LIABILITIES
Interest-Bearing Liabilities
  Interest-Bearing Deposits
    NOW Accounts.................................  $1,447,921    $4,500   1.26%
    Savings Deposits.............................   1,897,103     8,762   1.87
    Money Market Deposit Accounts................   2,340,774    11,795   2.04
    Short-Term Time Deposits.....................     786,081     6,468   3.34
    Long-Term Time Deposits......................   2,472,671    24,770   4.06
    Certificates of Deposits of $100,000 or More.     453,402     5,130   4.59
      Total Interest-Bearing Deposits............   9,397,952    61,425   2.65
  Short-Term Borrowings
    Federal Funds Purchased and Securities
      Sold Under Agreements to Repurchase........     663,805     4,813   2.94
    Commercial Paper.............................       2,989        18   2.44
    Other Short-Term Borrowings..................     197,620     1,641   3.37
      Total Short-Term Borrowings................     864,414     6,472   3.04
  Long-Term Debt and Other Borrowings............     420,214     7,158   6.81
      Total Interest-Bearing Liabilities.........  10,682,580    75,055   2.85
Non-Interest Sources to Fund
  Interest-Earning Assets
    Non-Interest Bearing Deposits................   1,694,603        --     --
    Other Liabilities............................     340,531        --     --
    Shareholders' Equity.........................   1,188,080        --     --
      Total Non-Interest Sources to Fund
        Interest-Earning Assets..................   3,223,214        --     --
      Total Liabilities and Shareholders' Equity,
        Interest Expense......................... $13,905,794    75,055   2.19%
NET INTEREST INCOME..............................              $151,247
  NET INTEREST SPREAD (3)........................                         4.36%
  EFFECT OF NON-INTEREST BEARING FUNDS...........                         0.46%
  NET INTEREST MARGIN (4)........................                         4.82%


                                                               1994                           1993
                                                      Six Months Ended June 30      Six Months Ended June 30
                                                               Interest  Average              Interest  Average
                                                      Average   Income/  Yield/      Average   Income/  Yield/
                                                      Balance   Expense   Rate       Balance   Expense  Rate
                                                  ------------ --------- ------ ------------- --------- -----
ASSETS
Interest-Earning Assets
  Short-Term Investments
    Interest-Bearing Deposits in Other Banks.....     $96,729    $1,864   3.89%     $117,665    $2,136  3.66%
    Federal Funds Sold and Securities Purchased
      Under Agreements to Resell.................      78,350     1,391   3.58        47,607     1,045  4.43
      Total Short-Term Investments...............     175,079     3,255   3.75       165,272     3,181  3.88
  Trading Account Securities (1).................     140,970     4,705   6.73       130,914     3,795  5.85
  Investment Securities Available for Sale (1)...     293,095    10,586   7.22       805,629    28,862  7.17
  Investment Securities
    Taxable......................................   2,468,096    64,934   5.26     2,374,872    70,707  5.95
    Non-Taxable (1)..............................     340,036    14,226   8.37       362,487    15,425  8.51
      Total Investment Securities................   2,808,132    79,160   5.64     2,737,359    86,132  6.29
  Mortgage Loans Held for Sale...................     364,381    13,131   7.21       474,751    17,869  7.53
  Loans
    Commercial (1)...............................   5,546,668   213,081   7.75     5,182,335   199,443  7.76
    Real Estate-Residential......................   1,031,326    41,818   8.11     1,032,521    49,088  9.51
    Consumer.....................................   2,607,689   107,098   8.28     2,321,277   104,608  9.09
      Total Loans (2)............................   9,185,683   361,997   7.94     8,536,133   353,139  8.33
      Total Interest-Earning Assets..............  12,967,340   472,834   7.33    12,850,058   492,978  7.71
Allowance for Possible Loan Losses...............    (176,240)       --     --      (171,086)       --    --
Non-Interest Earning Assets......................   1,402,349        --     --     1,403,343        --    --
      Total Assets, Interest Income.............. $14,193,449  $472,834   6.70%  $14,082,315  $492,978  7.04%

LIABILITIES
Interest-Bearing Liabilities
  Interest-Bearing Deposits
    NOW Accounts.................................  $1,462,172    $9,207   1.27%   $1,286,182   $12,380  1.94%
    Savings Deposits.............................   1,937,869    18,718   1.95     1,706,490    20,433  2.41
    Money Market Deposit Accounts................   2,330,604    24,953   2.16     2,445,390    21,256  1.75
    Short-Term Time Deposits.....................     769,580    12,175   3.19       945,988    17,451  3.72
    Long-Term Time Deposits......................   2,449,734    50,967   4.20     2,754,666    62,183  4.55
    Certificates of Deposits of $100,000 or More.     461,052    10,787   4.72       610,424    14,806  4.89
      Total Interest-Bearing Deposits............   9,411,011   126,807   2.72     9,749,140   148,509  3.07
  Short-Term Borrowings
    Federal Funds Purchased and Securities
      Sold Under Agreements to Repurchase........     945,106    16,403   3.50       785,597    11,806  3.03
    Commercial Paper.............................       5,854        94   3.24         1,542        24  3.14
    Other Short-Term Borrowings..................     210,144     4,280   4.11       156,098     2,310  2.98
      Total Short-Term Borrowings................   1,161,104    20,777   3.61       943,237    14,140  3.02
  Long-Term Debt and Other Borrowings............     392,190    13,353   6.81       409,320    14,305  6.99
      Total Interest-Bearing Liabilities.........  10,964,305   160,937   2.96    11,101,697   176,954  3.21
Non-Interest Sources to Fund
  Interest-Earning Assets
    Non-Interest Bearing Deposits................   1,735,116        --     --     1,634,869        --    --
    Other Liabilities............................     304,991        --     --       263,111        --    --
    Shareholders' Equity.........................   1,189,037        --     --     1,082,638        --    --
      Total Non-Interest Sources to Fund
        Interest-Earning Assets..................   3,229,144        --     --     2,980,618        --    --
      Total Liabilities and Shareholders' Equity,
        Interest Expense......................... $14,193,449   160,937   2.28%  $14,082,315   176,954  2.53%
NET INTEREST INCOME..............................              $311,897                       $316,024
  NET INTEREST SPREAD (3)........................                         4.37%                         4.50%
  EFFECT OF NON-INTEREST BEARING FUNDS...........                         0.46%                         0.44%
  NET INTEREST MARGIN (4)........................                         4.83%                         4.94%


(1) The indicated interest income and average yields are presented on a taxable-equivalent basis. The taxable-equivalent adjustments included above are $4,590, $5,633, $4,541, $9,131 and $10,952 for the second quarter of 1994 and 1993, the first quarter of 1994 and the first six months of 1994 and 1993, respectively.
(2) Loan fees have been included in interest income. Average loan balances include non-accrual loans.
(3) Net Interest Spread is the arithmetic difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.
(4) Net Interest Margin is computed by dividing net interest income by average interest-earning assets.


TABLE 3: LOANS
(Dollars in Thousands)

                                                June 30, 1994        June 30, 1993        December 31, 1993
                                                   Amount      %        Amount      %        Amount      %
                                                ------------ -----   ------------ -----   ------------ -----
Commercial Loans
   Real Estate - Commercial Mortgage...........  $1,634,826    17%    $1,628,469    19%    $1,654,690    18%
   Real Estate - Construction..................     296,588     3        282,754     3        292,177     3
   Commercial, Financial and Agricultural......   3,731,294    39      3,301,607    38      3,500,243    40
      Total Commercial Loans...................   5,662,708    59      5,212,830    60      5,447,110    61
Real Estate - Residential......................   1,133,624    12        994,199    12        993,459    11
Consumer Loans
   Real Estate - Home Equity...................     720,556     8        669,270     8        680,440     7
   Revolving Credit............................      92,233     1         78,333     1         79,613     1
   Other Consumer Loans........................   1,900,595    20      1,671,770    19      1,787,422    20
      Total Consumer Loans.....................   2,713,384    29      2,419,373    28      2,547,475    28
         Total Loans, Net of Unearned Discount.  $9,509,716   100%    $8,626,402   100%    $8,988,044   100%

TABLE 4:  INVESTMENT SECURITIES AND INVESTMENT SECURITIES AVAILABLE FOR SALE
(Dollars In Thousands)

  Investment Securities

    A summary of the amortized cost and approximate fair value of investment securities is as follows:

                                          June 30, 1994            June 30, 1993         December 31, 1993
                                                  Approximate             Approximate             Approximate
                                      Amortized      Fair      Amortized     Fair      Amortized      Fair
                                         Cost        Value       Cost        Value       Cost        Value
                                     ------------ ----------- ----------- ----------- ----------- ------------
United States Government Securities.    $710,321    $693,172    $663,819    $676,844    $630,338     $635,047
Mortgage-Backed Securities..........   1,592,760   1,549,114   1,512,228   1,528,926   1,555,122    1,565,398
State and Municipal Securities......     411,074     411,699     393,011     402,578     375,582      387,298
Other Securities....................     284,559     280,922     237,361     240,985     223,442      225,357

      Total Investment Securities...  $2,998,714  $2,934,907  $2,806,419  $2,849,333  $2,784,484   $2,813,100

    A summary of gross unrealized gains and losses on investment securities is as follows:

                                          June 30, 1994            June 30, 1993          December 31, 1993
                                        Gross        Gross       Gross       Gross       Gross       Gross
                                      Unrealized  Unrealized  Unrealized  Unrealized  Unrealized   Unrealized
                                        Gains       Losses       Gains      Losses       Gains       Losses
                                     ------------ ----------- ----------- ----------- ----------- ------------
United States Government Securities.      $1,007     $18,156     $13,121         $96      $5,644         $935
Mortgage-Backed Securities..........       4,088      47,734      19,351       2,653      15,449        5,173
State and Municipal Securities......       5,353       4,728      10,437         870      11,942          226
Other Securities....................         724       4,361       5,973       2,349       2,624          709

                                         $11,172     $74,979     $48,882      $5,968     $35,659       $7,043


  Investment Securities Available for Sale

    A summary of the amortized cost and approximate fair value of investment securities available for sale is as follows:

                                          June 30, 1994             June 30, 1993         December 31, 1993
                                                  Approximate             Approximate             Approximate
                                      Amortized      Fair      Amortized     Fair      Amortized      Fair
                                         Cost        Value       Cost        Value       Cost        Value
                                     ------------ ----------- ----------- ----------- ----------- ------------
United States Government Securities.    $189,546    $188,180     $29,967     $30,062    $103,086     $105,997
Mortgage-Backed Securities..........     103,061     101,799     696,912     721,136     125,153      128,836
State and Municipal Securities......      37,144      38,719      48,494      52,441      34,306       37,029
Other Securities....................      18,820      22,270      16,073      16,610      13,118       16,290
      Total Investment Securities
        Available for Sale..........    $348,571    $350,968    $791,446    $820,249    $275,663     $288,152

    A summary of gross unrealized gains and losses on investment securities available for sale is as follows:

                                          June 30, 1994           June 30, 1993           December 31, 1993
                                        Gross        Gross       Gross       Gross       Gross       Gross
                                      Unrealized  Unrealized  Unrealized  Unrealized  Unrealized   Unrealized
                                        Gains       Losses       Gains      Losses       Gains       Losses
                                     ------------ ----------- ----------- ----------- ----------- ------------
United States Government Securities.        $722      $2,088         $95           -      $2,998          $87
Mortgage-Backed Securities..........         289       1,551      24,365        $141       3,782           99
State and Municipal Securities......       1,634          59       3,947           -       2,723            -
Other Securities....................       3,627         177         537           -       3,189           17
      Total Investment Securities
        Available for Sale..........      $6,272      $3,875     $28,944        $141     $12,692         $203


          TABLE 5: DEPOSITS
          (Dollars In Thousands)

                                                        June 30, 1994         June 30, 1993         December 31, 1993
                                                           Amount        %       Amount        %       Amount       %
                                                        -------------  -----  -------------  -----  ------------  -----
                                                                        (c)
          Non-Interest Bearing Deposits.................  $1,957,170     17%    $1,784,730     16%   $1,849,425     16%
          NOW Accounts..................................   1,509,475     13      1,309,368     11     1,467,758     13
          Savings Deposits..............................   2,068,755     18      1,796,997     16     1,867,011     17
          Money Market Deposit Accounts.................   2,326,322     20      2,444,917     21     2,385,937     21
          Short-Term Time Deposits......................     766,194      7        908,254      8       794,012      7
          Long-Term Time Deposits.......................   2,577,105     21      2,612,354     23     2,504,231     22
          Certificates of Deposit of $100,000 or More...     473,581      4        576,839      5       477,777      4

              Total..................................... $11,678,602    100%   $11,433,459    100%  $11,346,151    100%

    TABLE 6: ALLOWANCE FOR POSSIBLE LOAN LOSSES
    (Dollars In Thousands)


                                                                  Three Months Ended                     Six Months Ended
                                             ---------------------------------------------------------- ---------------------
                                              June 30,  March 31,  December 31, September 30  June 30,   June 30,   June 30,
                                                1994       1994        1993        1993        1993        1994       1993
                                             ---------- ---------- ------------ ----------- ----------- ---------- ----------
    Balance at Beginning of Period..........  $171,030   $173,388     $169,568    $167,961    $166,044   $173,388   $165,512
    Additions (Deductions):
       Acquired Allowances..................       139          -        1,704           -       1,390        139      1,390
       Loans Charged-Off:
          Commercial (includes
               Commercial Real Estate)......    (3,672)    (8,400)      (9,415)    (11,887)    (13,029)   (12,072)   (25,128)
          Real Estate - Residential.........    (5,165)    (2,309)        (501)       (699)       (264)    (7,474)      (393)
          Consumer..........................    (2,750)    (2,442)      (4,590)     (2,472)     (3,251)    (5,192)    (7,424)
                   Total Loans Charged-Off..   (11,587)   (13,151)     (14,506)    (15,058)    (16,544)   (24,738)   (32,945)
       Recoveries on Charged-Off Loans:
          Commercial (includes
               Commercial Real Estate)......     2,522      1,270        3,066         884       1,272      3,792      2,620
          Real Estate - Residential.........       132         67           91           6          21        199         66
          Consumer..........................     1,415        956          985       1,144       1,122      2,371      2,328
                  Total Recoveries on
                          Charged-Off Loans.     4,069      2,293        4,142       2,034       2,415      6,362      5,014

       Net Loans Charged-Off................    (7,518)   (10,858)     (10,364)    (13,024)    (14,129)   (18,376)   (27,931)

       Provision Charged to
                Operating Expense...........     6,684      8,500       12,480      14,631      14,656     15,184     28,990
    Balance at End of Period................  $170,335   $171,030     $173,388    $169,568    $167,961   $170,335   $167,961

    Net Charge-Offs to Average Loans........      0.32%      0.49%        0.46%       0.59%       0.66%     0.40%      0.66%


TABLE 7: CREDIT QUALITY
(Dollars in Thousands)

                                                             June 30,      March 31,  December 31, September 30,  June 30,
                                                              1994           1994         1993         1993         1993
                                                           -----------   ------------ ------------ -------------  ---------
Non-Accrual Loans
   Commercial
     Real Estate-Commercial Mortgage......................    $28,631        $28,913      $30,544       $34,623    $38,131
     Real Estate-Construction.............................      4,520          3,910        2,834         2,848      2,953
     Commercial, Financial and Agricultural...............     52,654         58,846       59,882        60,676     68,178
        Total Commercial..................................     85,805         91,669       93,260        98,147    109,262
   Real Estate-Residential................................     15,472         25,100       29,843        30,412     23,082
   Consumer...............................................        758          1,937        1,162         1,425      1,635
        Total Non-Accrual Loans...........................    102,035        118,706      124,265       129,984    133,979
Restructured Loans
   Real Estate-Commercial Mortgage........................         10             11          908            13        -
   Real Estate-Construction...............................         37             38        1,419            42         44
   Commercial, Financial and Agricultural.................      1,086            812        1,004           876        834
        Total Restructured Loans..........................      1,133            861        3,331           931        878
             TOTAL NON-PERFORMING LOANS...................    103,168 (1)    119,567      127,596       130,915    134,857
Assets Acquired in Foreclosures and Assets Considered
   to be in an In-Substance Foreclosure Status
     Foreclosed Real Estate...............................     28,058         36,726       29,497        35,081     27,945
     Assets Related to Consumer Loans.....................      1,677          1,438        1,265         1,584      1,592
     In-Substance Foreclosures............................      8,673         13,752       20,454        26,270     31,514
       Total Assets Acquired..............................     38,408         51,916       51,216        62,935     61,051
             TOTAL NON-PERFORMING ASSETS..................   $141,576 (1)   $171,483     $178,812      $193,850   $195,908

Allowance for Possible Loan Losses as a Percentage of:
   Loans..................................................       1.79%          1.87%        1.93%         1.92%      1.95%
   Non-Performing Loans...................................        165%           143%         136%          130%       125%
   Non-Performing Assets..................................        120%           100%          97%           87%        86%

Total Non-Performing Loans as a Percentage
   of Loans...............................................       1.08%          1.31%        1.42%         1.48%      1.56%

Total Non-Performing Assets as a Percentage
   of Loans and Assets Acquired in Foreclosures...........       1.48%          1.86%        1.98%         2.18%      2.26%

Loans Past Due 90 or more Days as to Interest or Principal
   not Included Above (Includes $8,663 of Real Estate-
   Residential as of June 30, 1994).......................    $35,036        $27,446      $24,798       $26,692    $39,330

Total Non-Performing Assets and Loans Past Due
   90 or more Days as to Interest or Principal............   $176,612       $198,930     $203,610      $220,542   $235,238

Total Non-Performing Assets and Loans Past Due 90 or
   more Days as to Interest or Principal as a Percentage
   of Loans and Assets Acquired in Foreclosures...........       1.85%          2.16%        2.25%         2.48%      2.71%


(1) During the second quarter of 1994, Meridian transferred to assets held for sale non-accrual residential mortgage loans of approximately $8 million and foreclosed real estate of approximately $7 million.


    TABLE 8:  COMMERCIAL LOANS BY MAJOR INDUSTRY CLASSIFICATION
    (Dollars in Thousands)

                                                  June 30, 1994                      June 30, 1993
                                            Loans           Non-Accrual        Loans          Non-Accrual
                                         Outstanding     %    Loans      %  Outstanding     %   Loans       %
                                         ------------ ----- --------- ----  ------------ ---- ---------- ----
    Agriculture.........................    $158,380     3%     $365    *      $131,802    3%      $153    *
    Mining..............................      16,117     *       204    *        16,629    *        277    *
    Construction........................     254,768     5     3,861    4%      225,709    5      2,902    3%
    Manufacturing.......................   1,114,409    20    22,209   26       932,415   18     22,158   20
    Transportation, Communication and
       Public Utilities.................     300,848     5     1,148    1       270,584    5      2,168    2
    Wholesale Trade.....................     367,031     6     4,829    6       331,589    6      3,005    3
    Retail Trade........................     731,908    13    14,270   17       707,772   14     26,875   25
    Finance, Insurance and Real Estate..   1,223,596    22    20,126   24     1,195,515   23     27,267   25
    Services............................   1,378,465    24    18,633   22     1,271,320   24     23,143   21
    Public Administration...............       9,437     *         -    -        10,400    *          -    -
    Other...............................     107,749     2       160    *       119,095    2      1,314    1
      Total.............................  $5,662,708   100%  $85,805   100%  $5,212,830  100%  $109,262  100%

    * Less than one percent

/TABLE

TABLE 9: COMMERCIAL REAL ESTATE
(Dollars in Thousands)

Outstanding Loans                                       June 30, 1994                                        June 30, 1993
                              Investor-Developer        Owner-Occupied                Total                        Total
                         Commercial               Commercial               Commercial                    Commercial
                          Mortgage   Construction  Mortgage   Construction  Mortgage      Construction    Mortgage    Construction
                         ----------  ----------   ----------  -----------  -----------    ----------    ------------  ----------
Apartment Buildings.....  $220,574      $4,943            -            -     $220,574        $4,943        $219,660      $3,719
Office Buildings........   155,130      21,107     $182,166       $8,311      337,296        29,418         305,824      23,374
Residential Properties..         -      91,994            -            -            -        91,994               -      97,438
Shopping Centers........   135,267      33,729       77,217        3,181      212,484        36,910         205,042      30,427
Land....................         -      40,000            -            -            -        40,000               -      44,124
Industrial Plants.......    79,103      22,977      204,193        4,439      283,296        27,416         306,806      25,260
Hotel/Motel/Restaurant..   118,423       6,377            -            -      118,423         6,377         123,156       5,643
Healthcare Facilities...         -           -       95,774       30,520       95,774        30,520          97,523      33,302
Other...................   128,015      11,944      238,964       17,066      366,979        29,010         370,458      19,467
  Total.................  $836,512    $233,071     $798,314      $63,517   $1,634,826 (1)  $296,588 (1)  $1,628,469    $282,754


(1)  The geographic distribution by state is as follows:
     Pennsylvania $1,546,470 (80%), Delaware $234,526 (12%), New
     Jersey $90,779 (5%), and all other states $59,639 (3%).

Non-Accrual Loans                                       June 30, 1994                                          June 30, 1993

                             Investor-Developer       Owner-Occupied                 Total                        Total
                         Commercial               Commercial               Commercial                    Commercial
                          Mortgage   Construction  Mortgage   Construction  Mortgage      Construction    Mortgage    Construction
                         ----------  ----------   ----------  -----------  -----------    ----------    ------------  ----------
Apartment Buildings.....    $6,240      $3,156            -            -       $6,240        $3,156         $11,801           -
Office Buildings........     1,022           -       $1,386            -        2,408             -           2,406           -
Residential Properties..         -         335            -            -            -           335               -      $1,318
Shopping Centers........     2,465           -        1,320            -        3,785             -           1,111           -
Land....................         -         736            -            -            -           736               -       1,324
Industrial Plants.......     1,113           -        3,838            -        4,951             -           8,916           -
Hotel/Motel/Restaurant..     7,023         293            -            -        7,023           293           6,907         311
Other...................     1,886           -        2,338            -        4,224             -           6,990           -
  Total.................   $19,749      $4,520       $8,882            -      $28,631 (2)    $4,520 (2)     $38,131      $2,953

(2)  The geographic distribution by state is as follows:
     Pennsylvania $29,769, (90%), Delaware $1,748 (5%), New
     Jersey  $758 (2%), and all other states $876 (3%).

Assets Acquired in                    June 30,     June 30,
Foreclosures (3)                        1994         1993
                                     ----------   ----------
Apartment Buildings.................      $423          $55
Office Buildings....................    14,077       15,592
Shopping Centers....................       339           75
Residential Properties..............     3,784        6,854
Land................................     4,158       12,401
Industrial Plants...................     5,716        2,629
Hotel/Motel/Restaurant..............     2,899        4,181
Other...............................     3,324        5,738
  Total.............................   $34,720 (4)  $47,525

(3)  Includes Assets Considered to be in an In-Substance
     Foreclosure status.
(4)  The geographic distribution by state is as follows:
     Pennsylvania $25,710 (74%), Delaware $388 (1%), New Jersey
     $5,305 (15%), and all other states $3,317 (10%).


    TABLE 10: CAPITAL ADEQUACY

                                             June 30,    March 31,  December 31, September 30,  June 30,
                                               1994        1994        1993          1993         1993
                                             ---------   ---------  -----------  ------------  ----------
    Consolidated
    Total Shareholders' Equity to Assets.....    7.99%       8.52%        8.42%         8.00%       7.81%
    Tangible Shareholders' Equity to Assets..    7.39        7.95         7.78          7.36        7.06
    Risk-Based Capital
         Tier 1..............................    9.66        9.73         9.60          9.12        8.95
         Tier 2..............................    3.64        4.08         4.07          4.04        4.10
           Total (1,2).......................   13.30       13.81        13.67         13.16       13.05

    Leverage (1,2)...........................    7.84        8.12         7.84          7.41        7.30
    Tangible Leverage........................    7.75        8.03         7.43          7.29        7.18

    Banking

    Total Risk-Based Capital (1,2)
        Meridian Bank........................   12.66       12.51        12.24         11.71       11.47
        Delaware Trust Company...............   13.56       13.12        13.07         12.87       12.88
        Meridian Bank, New Jersey............   16.67       15.19        16.69         16.55       17.42

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

Item 1.   FINANCIAL STATEMENTS.

     CONSOLIDATED BALANCE SHEETS
     (Dollars in Thousands)

                                                                     June 30,       June 30,     December 31,
                                                                       1994           1993           1993
                                                                   -------------  -------------  -------------
     ASSETS
     Cash and Due from Banks......................................     $881,261       $534,118       $587,587
     Short-Term Investments
        Interest-Bearing Deposits in Other Banks..................      114,031        113,447        101,860
        Federal Funds Sold and Securities Purchased Under
           Agreements to Resell...................................      158,719         22,422         14,694
           Total Short-Term Investments...........................      272,750        135,869        116,554
     Trading Account Securities...................................      220,460        104,038         36,616
     Investment Securities Available for Sale
         (Fair Value, $350,968, $820,249 and $288,152 at
            June 30, 1994, June 30, 1993 and December 31, 1993,
            Respectively).........................................      350,968        791,446        275,663
     Investment Securities
         (Fair Value $2,934,907, $2,849,333 and $2,813,100 at
           June 30, 1994, June 30, 1993 and December 31, 1993,
           Respectively)..........................................    2,998,714      2,806,419      2,784,484
     Mortgage Loans and Related Assets Held for Sale..............      381,037        501,255        655,844
     Total Loans, Net of Unearned Discount........................    9,509,716      8,626,402      8,988,044
          Less Allowance for Possible Loan Losses.................      170,335        167,961        173,388
              Net Loans...........................................    9,339,381      8,458,441      8,814,656
     Premises and Equipment.......................................      244,687        236,639        241,584
     Accrued Interest Receivable..................................      106,462        104,841        103,250
     Other Assets.................................................      400,367        730,273        468,549
                 Total Assets.....................................  $15,196,087    $14,403,339    $14,084,787

     LIABILITIES
     Deposits
        Non-Interest Bearing Deposits.............................   $1,957,170     $1,784,730     $1,849,425
        Interest-Bearing Deposits.................................    9,721,432      9,648,729      9,496,726
           Total Deposits.........................................   11,678,602     11,433,459     11,346,151
     Short-Term Borrowings
        Federal Funds Purchased and Securities Sold
           Under Agreements to Repurchase.........................    1,242,301        817,929        540,255
        Commercial Paper..........................................       14,463              -          2,500
        Other Short-Term Borrowings...............................      368,689        212,194        248,968
           Total Short-Term Borrowings............................    1,625,453      1,030,123        791,723
     Long-Term Debt and Other Borrowings..........................      363,646        493,176        421,291
     Accrued Interest Payable.....................................       50,605         55,262         59,581
     Other Liabilities............................................      263,187        266,384        280,408
           Total Liabilities......................................   13,981,493     13,278,404     12,899,154

     COMMITMENTS AND CONTINGENCIES (Note 4)

     SHAREHOLDERS' EQUITY
     Preferred Stock (Par Value $25.00)
        Authorized - 25,000,000 Shares
     Common Stock (Par Value $5.00)
        Authorized - 200,000,000 Shares
        Issued - 58,316,978 shares at June 30, 1994; Issued
           and Outstanding - 57,324,897 and 58,154,486 shares at
           at June 30, 1993 and December 31, 1993, Respectively...      291,585        286,625        290,761
     Surplus......................................................      207,271        195,620        205,173
     Retained Earnings............................................      731,369        642,690        689,699
     Treasury Stock - 514,256 shares in 1994 at cost..............      (15,631)             -              -
           Total Shareholders' Equity.............................    1,214,594      1,124,935      1,185,633
                Total Liabilities and Shareholders' Equity........  $15,196,087    $14,403,339    $14,084,787

     See accompanying Notes to Consolidated Financial Statements.
     /TABLE

     CONSOLIDATED STATEMENTS OF INCOME
     (Dollars In Thousands, Except Per Share Data)

                                                                    Three Months Ended      Six Months Ended
                                                                          June 30                June 30
                                                                    1994         1993        1994       1993
                                                                 ----------   ----------  ---------- ----------
     INTEREST INCOME
        Interest and Fees on Loans..............................  $186,992     $175,249    $359,045   $349,220
        Interest on Trading Account Securities..................     2,567        1,947       4,341      3,495
        Interest on Investment Securities Available for Sale....     5,354       13,070       9,750     27,528
        Interest on Investment Securities.......................    38,196       41,812      74,181     80,733
        Interest on Mortgage Loans Held for Sale................     6,727        9,538      13,131     17,869
        Other Interest Income...................................     2,106        1,352       3,255      3,181
           Total Interest Income................................   241,942      242,968     463,703    482,026
     INTEREST EXPENSE
        Interest on Deposits....................................    65,382       71,976     126,807    148,509
        Interest on Short-Term Borrowings.......................    14,305        7,991      20,777     14,140
        Interest on Long-Term Debt and Other Borrowings.........     6,195        8,362      13,353     14,305
           Total Interest Expense...............................    85,882       88,329     160,937    176,954
     NET INTEREST INCOME........................................   156,060      154,639     302,766    305,072
     PROVISION FOR POSSIBLE LOAN LOSSES.........................     6,684       14,656      15,184     28,990
     NET INTEREST INCOME AFTER PROVISION FOR
        POSSIBLE LOAN LOSSES....................................   149,376      139,983     287,582    276,082
     OTHER INCOME
        Trust...................................................    11,165        9,427      21,953     19,905
        Mortgage Banking........................................     4,174       19,416      12,065     35,964
          Amortization of and Reserves for Purchased Mortgage
            Servicing Rights and Other Servicing-Related Assets.       (18)      (7,660)        (59)   (27,135)
              Net Mortgage Banking..............................     4,156       11,756      12,006      8,829
        Broker-Dealer and Investment Banking....................    14,176       15,813      29,485     28,638
        Service Charges on Deposit Accounts.....................    13,899       13,333      27,025     25,963
        Fees for Other Customer Services .......................    11,820       10,468      22,133     20,229
        Net Securities Gains (Losses)...........................       (49)       8,766         641     14,736
        Other Operating Income..................................     2,850        3,059       5,347      5,540
           Total Other Income...................................    58,017       72,622     118,590    123,840
     OTHER EXPENSES
        Salaries and Employee Benefits..........................    72,657       71,177     147,839    141,806
        Net Occupancy Expense...................................    11,154       10,341      23,226     20,849
        Equipment Expense.......................................     9,709        9,536      19,432     19,014
        Other Operating Expenses................................    54,407       60,594      97,036    114,275
           Total Other Expenses.................................   147,927      151,648     287,533    295,944
     INCOME BEFORE INCOME TAXES AND CUMULATIVE
        EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES..............    59,466       60,957     118,639    103,978
     Provision for Income Taxes.................................    18,682       17,417      37,316     30,133
     INCOME BEFORE CUMULATIVE EFFECT OF CHANGES
        IN ACCOUNTING PRINCIPLES................................    40,784       43,540      81,323     73,845
     CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGE
       IN METHOD OF ACCOUNTING FOR POSTEMPLOYMENT
       BENEFITS, NET OF RELATED TAXES OF $1,470.................         -            -      (2,730)         -
     CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGE
       IN METHOD OF ACCOUNTING  FOR INCOME TAXES................         -            -           -      7,221
     NET INCOME.................................................   $40,784      $43,540     $78,593    $81,066

     PER COMMON SHARE
        Income Before Cumulative Effects of Changes
         in Accounting Principles
           Primary..............................................     $0.70        $0.75       $1.40      $1.28
           Fully Diluted........................................     $0.70        $0.75       $1.40      $1.28
        Cumulative Effects of Changes in Accounting Principles
           Primary..............................................         -            -      ($0.05)     $0.13
           Fully Diluted........................................         -            -      ($0.05)     $0.13
        Net Income
           Primary..............................................     $0.70        $0.75       $1.35      $1.41
           Fully Diluted........................................     $0.70        $0.75       $1.35      $1.41
        Dividends Declared .....................................     $0.34        $0.32       $0.66      $0.62

See accompanying Notes to Consolidated Financial Statements.

     CONSOLIDATED STATEMENTS OF CASH FLOWS
    (Dollars in Thousands)

                                                                     For the Six Months Ended June 30
                                                                     --------------------------------
                                                                         1994           1993
                                                                     ------------    -----------
    CASH FLOWS FROM OPERATING ACTIVITIES
       Income from Operating Activities ............................     $78,593        $81,066
       Adjustments to Reconcile Net Income to Net Cash Provided
         by Operating Activities
          Depreciation and Amortization (Including Amortization
            of Purchased Mortgage Servicing Rights).................      25,006         46,279
          Deferred Tax Expense (Benefit)............................       2,356         (2,019)
         Cumulative Effect on Prior Years of Change in Method
          of Accounting for Income Taxes                                       -         (7,221)
          Provision for Possible Loan Losses........................      15,184         28,990
          Provision for Other Real Estate Losses and Mortgage
            Mortgage Servicing Recourse.............................       6,895         11,684
          Net Gains - Investment Securities.........................        (410)       (10,332)
          Net Gains - Investment Securities Available for Sale......        (229)        (5,045)
         Gains On Sales Of Mortgage Servicing.......................           -        (15,873)
          Increase in Trading Account Securities....................    (183,844)       (38,781)
          Decrease (Increase) in Mortgage Loans and Related
            Assets Held for Sale....................................     256,352         (4,684)
          Decrease (Increase) in Other Assets.......................      58,417        (71,465)
          Increase (Decrease) in Other Liabilities..................     (29,918)        52,311
          Other, Net................................................       2,666         (2,962)
              Net Cash Provided by Operating Activities                  231,068         61,948

    CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from Maturities of Short-Term Investments...........     147,515        188,209
       Purchases of Short-Term Investments..........................    (159,688)      (135,355)
       Proceeds from Maturities, Calls and Paydowns of Securities...     591,274        534,549
       Proceeds from Sales of Investment Securities.................         156        101,878
       Purchases of Investment Securities...........................    (826,281)      (951,111)
       Proceeds from Sales and Maturities of Investment Securities
         Available for Sale.........................................      68,491        456,879
       Purchases of Investment Securities Available for Sale........    (123,486)      (310,850)
       Net Principal Disbursed on Loans to Customers................    (561,602)      (130,086)
       Proceeds from Sales of Premises and Equipment................       6,790          1,987
       Purchases of Premises and Equipment..........................     (25,502)       (14,659)
       Proceeds from Sales of Mortgage Servicing....................       4,804         20,144
       Purchases of Mortgage Servicing..............................           -         (1,458)
       Other, Net...................................................      30,979         32,049

          Net Cash Used for Investing Activities....................    (846,550)      (207,824)

    CASH FLOWS FROM FINANCING ACTIVITIES
       Net Increase (Decrease) in Deposits..........................     331,623       (339,596)
       Net Increase in Short Term Borrowings .......................     833,730        153,280
       Proceeds from Issuance of Long-Term Debt.....................           -        185,582
      Repayment of Long Term Borrowings.............................     (57,821)        (8,167)
       Purchases of Treasury Stock..................................     (17,690)             -
      Proceeds from Issuance of Common Stock........................       1,448          8,093
       Cash Dividends Paid to Common Shareholders...................     (38,109)       (32,798)

          Net Cash Provided by (Used for) Financing Activities......   1,053,181        (33,606)

    CASH AND CASH EQUIVALENTS
          Net Increase (Decrease) During the Period.................     437,699       (179,482)
          Balance at Beginning of the Period........................     602,281        736,022
          Balance at End of the Period..............................  $1,039,980       $556,540


     Cash and cash equivalents include cash and due from banks, federal funds sold, and securities purchased under agreements to resell. Income tax payments totaled $18,709 in 1994, and $36,357 in 1993. Interest payments totaled $180,089 in 1994 and $202,719 in 1993. Noncash investing activity consists of net transfers of loans in liquidation to other real estate aggregating $21,580 in 1994 and $29,243 in 1993, and a transfer of non-accrual residential mortgage loans of $8,000 and foreclosed real estate of $7,000 to mortgage loans and related assets held for sale.

     See accompanying Notes to Consolidated Financial Statements.

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
     (Dollars in Thousands)

                                                                          Common Stock            Retained   Treasury
                                                                Shares      Amount     Surplus   Earnings    Stock          Total
                                                             ------------ ---------- ---------- ---------- ---------- ------------

FOR THE SIX MONTHS ENDED
  JUNE 30, 1993
Balance at January 1, 1993 as previously reported...........  45,584,924   $227,925   $177,597   $498,896          -     $904,418
Adjustment for merger accounted for as a
    pooling of interests....................................  10,906,472     54,521      2,754     97,626          -      154,901
Balance at January 1, 1993 as restated......................  56,491,396    282,446    180,351    596,522          -    1,059,319
Net Income..................................................           -          -          -     81,066          -       81,066
Common Stock Dividends Declared.............................           -          -          -    (32,798)         -      (32,798)

Sales of Stock Under Dividend Reinvestment,
   Stock Option and Employee Benefit Plans..................     356,552      1,783      6,313          -          -        8,096
Unrealized Loss on Marketable
   Equity Securities........................................           -          -          -       (264)         -         (264)
Common Stock Issued in Merger...............................     476,949      2,385      8,970     (1,836)         -        9,519
Cash in Lieu of Fractional Shares...........................           -          -         (3)         -          -           (3)
Balance at June 30, 1993....................................  57,324,897   $286,614   $195,631   $642,690          -   $1,124,935

FOR THE SIX MONTHS ENDED
  JUNE 30, 1994

Balance at January 1, 1994................................... 58,154,486   $290,761   $205,173   $689,699          -   $1,185,633
Net Income...................................................          -          -          -     78,593          -       78,593
Common Stock Dividends Declared..............................          -          -          -    (38,109)         -      (38,109)
Sales of Stock Under Dividend Reinvestment,
   Stock Option and Employee Benefit Plans...................     79,774         50        (94)      (561)    $2,059        1,454
Purchases of Treasury Stock..................................   (586,250)         -          -          -    (17,690)     (17,690)
Unrealized Gain on Investment Securities Available for Sale..          -          -          -      1,747          -        1,747
Common Stock Issued in Merger................................    154,712        774      2,198          -          -        2,972
Cash in Lieu of Fractional Shares............................          -          -         (6)         -          -           (6)
Balance at June 30, 1994..................................... 57,802,722   $291,585   $207,271   $731,369   ($15,631)  $1,214,594


See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1)   Summary of Significant Accounting Policies

     The accounting policies and reporting practices of Meridian
Bancorp, Inc., (Meridian) are in accordance with generally accepted accounting principles and have been followed on a consistent basis.

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

2)   Acquisitions

     In June 1994, Meridian Bank, New Jersey, a banking subsidiary of Meridian, assumed approximately $487 million of deposits and paid a premium of $42 million to the Resolution Trust Corporation, in exchange for $14 million in home equity loans and $431 million in cash in connection with the acquisition of 29 branches of the former Security Federal Savings Bank. The transaction was treated as a purchase for financial accounting purposes.

     In July 1994, Meridian acquired McGlinn Capital Management, Inc., an investment advisory firm with $2.8 billion in assets under direct management, for 500,000 warrants for shares of
Meridian common stock and cash.   The transaction was treated as
a purchase for financial accounting purposes.

3)   Securities Transactions

     Total gains (losses) from securities transactions, which were included in the following categories in the other income section of the consolidated statements of income, are as follows:

                                     Three Months Ended
                                          June 30
                                     1994         1993

Broker-Dealer and Investment
  Banking                          $  5,000    $  640,000
Net Securities Gains (Losses)      ( 49,000)    8,766,000

Total Securities Gains (Losses)    ($44,000)   $9,406,000


                                     Six Months Ended
                                          June 30
                                     1994         1993

Broker-Dealer and Investment
  Banking                           ($2,000)   $   641,000
Net Securities Gains (Losses)       641,000     14,736,000

Total Securities Gains (Losses)    $639,000    $15,377,000


4)   Commitments and Contingencies

     At June 30, 1994, there were outstanding commitments, contingent liabilities, and off-balance sheet financial instruments on which management does not anticipate any material losses. These include, among other things, commitments to extend credit, letters of credit undertaken in the normal course of business, and various off-balance sheet financial instruments used in conducting Meridian's business activities and in managing its balance sheet risks.

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

                             PART II

Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The 1994 Annual Meeting of Shareholders (the "Meeting") of the Company was held on April 26, 1994. Notice of the Meeting was mailed to shareholders on or about March 25, 1994, together with proxy solicitation materials prepared in accordance with
Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

     The Meeting was held for the following purposes:

          1. to elect eight Class II directors to hold office for three years from the date of election and until their successors are elected and qualified (Matter No. 1);

          2. to consider and act upon a proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 shares to 200,000,000 shares (Matter No. 2);

          3. to ratify the appointment by the Company's Board of Directors of KPMG Peat Marwick as the Company's independent auditors for the fiscal year ending December 31, 1994 (Matter
No. 3); and

          4. to consider and act upon a shareholder proposal to provide for cumulative voting in the election of directors
(Matter No. 4).

There was no solicitation in opposition to the nominees of the Board of Directors for election to the Board of Directors. All nominees of the Board of Directors were elected. The number of votes cast for or withheld, as well as the number of abstentions and broker nonvotes for each of the nominees for election to the Board of Directors were as follows:

                                                 Abstentions and
Nominee                    For       Withheld    Broker Nonvotes

Thomas F. Burke, Jr.    48,415,970    264,644           0
Julius W. Erving        48,372,000    308,614           0
Fred D. Hafer           48,404,639    275,975           0
Joseph H. Jones         48,357,652    322,962           0
Ezekiel S. Ketchum      48,431,859    248,755           0
Daniel H. Polett        48,410,181    270,433           0
Wilmer R. Schultz       48,434,646    245,968           0
Robert B. Seidel        48,406,346    274,268           0

     Matter Nos. 2 and 3 were approved by shareholders at the Meeting. Matter No. 4 was not approved by shareholders at the Meeting. The votes cast on each of these Matters were as follows:

                                                 Abstentions and
Matter             For            Against        Broker Nonvotes

No. 2           45,431,240       2,879,050          370,324
No. 3           48,381,759         133,906          164,949
No. 4            8,733,234      33,186,066        6,761,314

Item 5.  OTHER EVENTS.

     The Company and Meridian Trust Company, as Rights Agent, are parties to a certain Rights Agreement dated as of July 25, 1989 (the "Rights Agreement") relating to the Company's shareholder rights plan (the "Plan"). A description of the Plan and a copy of the Rights Agreement are included in the Company's Current Report on Form 8-K, dated July 25, 1989. On June 28, 1994, the Board of Directors of the Company approved certain amendments to the Plan. As a result, the Company and Meridian Trust Company, as the Rights Agent, have executed an Amendment to Rights Agreement dated as of June 28, 1994 (the "Amendment"). The Amendment (i) extends the term of the Rights Agreement to July 25, 1999; (ii) deletes from the Rights Agreement a provision that required a shareholder vote on whether to redeem Rights under certain limited circumstances; and (iii) increases the exercise price for Rights from $85.00 to $110.00.

     The description of the Amendment included herein is qualified in its entirety by reference to the copy of the Amendment filed as Exhibit 4.1 hereof.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               4.1 Amendment to Rights Agreement dated as of June 28, 1994 between Meridian Bancorp, Inc.
                    and Meridian Trust Company.

          (b)  Reports on Form 8-K

               None.
                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 12, 1994          /s/ Michael J. Mizak, Jr.
                         Michael J. Mizak, Jr.,
                         Senior Vice President and Controller
                         (Authorized Officer and Principal
                         Accounting Officer)

                          EXHIBIT INDEX


Exhibit No.     Description

    4.1        Amendment to Rights
                Agreement dated as of
                June 28, 1994 between
                Meridian Bancorp, Inc.
                and Meridian Trust
                Company