Form 10-K/A
period 1993-12-31
MERIDIAN BANCORP INC
filed 1994-08-31
CIK 723916

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                        FORM 10-K/A No. 1

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

        Items 8 and 14 of the Registrant's Annual Report on Form
10-K for the fiscal year ended December 31, 1993 are hereby amended in their entirety as follows:

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

     Net income and dividends per common share and average shares outstanding for the last three years are as follows:


Per Common Share                   1993     1992       1991
Income from Continuing Operations Before
  Cumulative Effect of Change in Accounting
  Principle
  Primary                          $2.61    $2.45      $2.36
  Fully Diluted                     2.61     2.44       2.35
Loss from Discontinued Operations, Net of Taxes
  Primary                             --       --       (.12)
  Fully Diluted                       --       --       (.12)
Income Before Cumulative Effect of Change in
  Accounting Principle
  Primary                           2.61     2.45       2.24
  Fully Diluted                     2.61     2.44       2.23
Cumulative Effect on Prior Years of Change in
  Method of Accounting for Income Taxes
  Primary                            .13       --         --
  Fully Diluted                      .13       --         --
Net Income
  Primary                           2.74     2.45       2.24
  Fully Diluted                     2.74     2.44       2.23
Dividends Declared                  1.26      .90(1)    1.20
Dividends Paid                      1.26     1.20       1.20

Average Shares Outstanding         1993     1992       1991

  Primary                          57,674,05855,596,74852,594,138
  Fully Diluted                    57,674,05855,810,81052,793,025

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

For the Year Ended December 31,
1992
                              Meridian
                              as previouslyCommon-Meridian
(Dollars in Thousands)        reported  wealth    as restated

Net Interest Income.....................$494,657$78,526$573,183
Provision for Possible Loan Losses......  59,676  9,151  68,827
Other Income............................ 229,365 13,513 242,878
Other Expenses.......................... 509,921 51,929 561,850
Income before Income
      Taxes............................. 154,425 30,959 185,384
Provision for Income
      Taxes.............................  39,690  8,989  48,679

Net Income..............................$114,735$21,970$136,705

Return on Average Assets................    0.99%    ---    1.00%
Return on Average Common
      Shareholders' Equity..............   13.44%    ---   13.63%
Earnings Per Share
      Primary...........................$   2.55($0.10)$   2.45
      Fully Diluted.....................$   2.54($0.10)$   2.44

For the Year Ended December 31,
1991
                              Meridian
                              as previouslyCommon-Meridian
(Dollars in Thousands)        reported  wealth    as restated
Net Interest Income.....................$431,581$68,455$500,036
Provision for Possible Loan Losses......  99,419  7,331 106,750
Other Income............................ 247,300 13,900 261,200
Other Expenses.......................... 435,634 50,793 486,427
Income before Income
     Taxes............................. 143,828 24,231 168,059
Provision for Income
     Taxes.............................  36,774  7,099  43,873
Income from Continuing Operations....... 107,054 17,132 124,186
Loss from Discontinued Operations.......  (6,500)    ---  (6,500)
                              ________  _______   ________
Net Income..............................$100,554$17,132$117,686

Return on Average Assets................    0.96%    ---    0.96%
Return on Average Common
     Shareholders' Equity..............   14.63%    ---   14.31%
Earnings Per Share
     Primary...........................$   2.41($0.17)$   2.24
     Fully Diluted.....................$   2.40($0.17)$   2.23


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

   KPMG PEAT MARWICK
Philadelphia, Pennsylvania
January 19, 1994

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

             (11)      Statement regarding Computation of Per
                    Share Earnings.(1)

             (12)   Statement regarding Computation of Ratios
                    (not applicable).

             (18)   Letter regarding Change in Accounting
                    Principles (not applicable).

             (19)   Previously Unfiled Documents (none).

             (21)      List of Subsidiaries of the
                    Registrant.(1)

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

   (1)  Previously filed.

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

                            SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MERIDIAN BANCORP, INC.
                              (Registrant)


Date:  August 31, 1994        /s/ Michael J. Mizak, Jr.
                              Michael J. Mizak, Jr., Senior Vice
                              President and Controller (Principal
                              Accounting Officer)

                          EXHIBIT INDEX


Number     Description
- ------     -----------
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

   (11)      Statement regarding Computation of Per
          Share Earnings.(1)

   (12)   Statement regarding Computation of
          Ratios (not applicable).

   (18)   Letter regarding Change in Accounting
          Principles (not applicable).

   (19)   Previously Unfiled Documents (none).

   (21)      List of Subsidiaries of the Registrant.(1)

   (22)   Published Report Regarding Matters
          Submitted to a Vote of Security Holders
          (none).

   (23)   Consent of KPMG Peat Marwick (included
          herein).

   (24)   Power of Attorney (none).

   (28)   Information from reports furnished to
          state insurance regulatory authorities
          (not applicable).

   (99)   Additional Exhibits (none).

_______________________________

*   Denotes Compensatory Plan or arrangement.
   (1) Previously filed.
