Form 10-Q
period 1994-09-30
MERIDIAN BANCORP INC
filed 1994-11-14
CIK 723916

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549


                            FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1994 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.


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

      Number of Shares Outstanding as of September 30, 1994

     COMMON STOCK ($5 Par Value)             57,803,902
          (Title of Class)              (Outstanding Shares)

                     MERIDIAN BANCORP, INC.

                            FORM 10-Q

            For the Quarter Ended September 30, 1994


                            Contents


PART I - FINANCIAL INFORMATION                         Page No.

Item 1.   Financial Statements

          Consolidated Balance Sheets as of
               September 30, 1994 and
               September 30 and December 31,
               1993                                         31
          Consolidated Statements of Income for
               the Three-Month and Nine-Month
               Periods Ended September 30, 1994
               and 1993                                     32
          Consolidated Statements of Cash Flows
               for the Nine-Month Periods Ended
               September 30, 1994 and 1993                  34
          Consolidated Statements of Changes in
               Shareholders' Equity for the
               Nine-Month Periods Ended
               September 30, 1994 and 1993                  36
          Notes to Consolidated Financial Statements        37

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations

          Management's Discussion and Analysis of
               Earnings and Financial Position               1

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                  40

                             PART I

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF EARNINGS AND
          FINANCIAL POSITION.
          (Dollars in Thousands, Except Per Share Data)


                                                                  Third         Second        First         Fourth       Third
                                                                 Quarter        Quarter      Quarter       Quarter      Quarter
                                                                  1994           1994          1994          1993         1993
                                                              -------------  ------------- ------------  ------------ ------------
     RESULTS OF OPERATIONS
     Interest Income........................................      $257,216       $241,942     $221,761      $238,090     $241,574
     Interest Expense.......................................       100,799         85,882       75,055        82,553       84,891

     Net Interest Income....................................       156,417        156,060      146,706       155,537      156,683
     Provision for Possible Loan Losses.....................         6,121          6,684        8,500        12,480       14,631

     Net Interest Income After Provision for
        Possible Loan Losses................................       150,296        149,376      138,206       143,057      142,052
     Other Income...........................................        60,796         58,017       60,573        76,127       85,302
     Other Expenses.........................................       157,558        147,927      139,606       162,033      178,875

     Income Before Income Taxes and Cumulative Effect
        of Change in Accounting Principle...................        53,534         59,466       59,173        57,151       48,479
     Provision  For Income Taxes............................        16,914         18,682       18,634        15,084       13,850

     Income Before Cumulative Effect of Change in
        Accounting Principle................................        36,620         40,784       40,539        42,067       34,629
     Cumulative After-Tax Effect of Change in Accounting
        Principle ..........................................             -              -       (2,730)            -            -
     Net Income ............................................       $36,620        $40,784      $37,809       $42,067      $34,629

     Net Interest Margin (Taxable Equivalent Basis).........          4.65%          4.85%        4.82%         5.00%        4.97%
     Return on Average Assets...............................          0.97%          1.13%        1.10%         1.18%        0.96%
     Return on Average Common Shareholders' Equity..........         11.95%         13.67%       12.91%        14.34%       12.10%
     Fully Diluted Earnings Per Share
        Income Before Cumulative Effect of Change in
           Accounting Principle.............................         $0.63          $0.70        $0.70         $0.73        $ .60
        Cumulative After-Tax Effect of Change in
           Accounting Principle.............................             -              -        (0.05)            -            -
        Net Income .........................................         $0.63           0.70         0.65          0.73        $ .60
     Dividends Declared Per Common Share....................          0.34           0.34         0.32          0.32         0.32
     Ratio of Dividends Declared to Net Income..............            54%            48%          49%           45%          46%

     FINANCIAL CONDITION

     Average Balances for the Quarter
     Securities.............................................    $3,476,349     $3,181,511   $3,020,052    $3,090,173   $3,463,329
     Loans..................................................     9,499,372      9,346,014    9,023,567     8,884,350    8,719,725
     Assets.................................................    14,996,590     14,451,518   13,905,794    14,110,090   14,371,449
     Deposits...............................................    11,380,801     11,165,770   11,092,555    11,164,488   11,278,327
     Total Shareholders' Equity.............................     1,215,464      1,196,889    1,188,080     1,163,831    1,135,081
     Primary Shares Outstanding.............................    58,301,343     58,170,280   58,187,526    58,002,495   57,917,097
     Fully Diluted Shares Outstanding.......................    58,301,343     58,170,280   58,195,971    58,002,495   57,942,128
     Total Shareholders' Equity to Assets...................          8.10%          8.28%        8.54%         8.25%        7.90%


     At Quarter-End
     Securities.............................................    $3,475,980     $3,349,682   $3,079,020    $3,060,147   $3,245,765
     Loans..................................................     9,435,170      9,509,716    9,157,827     8,988,044    8,832,862
     Assets.................................................    14,782,400     15,196,087   14,009,848    14,084,787   14,334,773
     Deposits...............................................    11,310,179     11,678,602   11,127,352    11,346,151   11,171,363
     Total Shareholders' Equity.............................     1,231,596      1,214,594    1,193,390     1,185,633    1,146,875
     Book Value Per Common Share............................         21.31          21.01        20.70         20.39        20.00
     Market Value per Common Share..........................         28.75          30.38        29.13         28.50        32.88
     Market Value as a Percentage of Book Value.............           135%           145%         141%          140%         164%
     Market Capitalization..................................     1,671,315      1,768,104    1,689,257     1,665,746    1,903,073
     Common Shares Outstanding..............................    57,803,902     57,802,722   57,640,315    58,154,486   57,343,118
     Total Shareholders' Equity to Assets...................          8.33%          7.99%        8.52%         8.42%        8.00%
     Risk-Based Capital Ratio...............................         13.07%         13.30%       13.81%        13.67%       13.16%
     Allowance for Possible Loan Losses.....................       171,126        170,335      171,030       173,388      169,568
     Allowance for Possible Loan Losses to Loans............          1.81%          1.79%        1.87%         1.93%        1.92%
     Allowance for Possible Loan Losses to
        Non-Performing Loans................................           182%           165%         143%          136%         130%
     Non-Performing Assets as a Percentage of
        Total Period-End Loans and
        Assets Acquired in Foreclosure......................          1.33%          1.48%        1.86%         1.98%        2.18%
     Non-Performing Assets and Loans Past Due 90 or
        more Days as to Interest or Principal as a
        Percentage  of Loans and Assets Acquired
        in Foreclosures.....................................          1.54%          1.85%        2.16%         2.25%        2.48%

                   MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF EARNINGS AND FINANCIAL POSITION

FINANCIAL HIGHLIGHTS

     Meridian Bancorp, Inc. (Meridian) reported net income of $36.6 million in the third quarter of 1994 compared to $34.6 million in the third quarter of 1993, an increase of 6%. On a fully-diluted per share basis, net income was $.63 in the third quarter of 1994 compared to $.60 in the third quarter of last year.

     The returns on average assets and on average common shareholders' equity for the quarter ended September 30, 1994 were .97% and 11.95%, respectively, compared to .96% and 12.10%, respectively, for the same quarter of last year.

     The operating performance of Meridian's securities unit was significantly lower than expected. Consolidated earnings were impacted by a loss of $.06 per share in this unit. Financial market conditions and the current interest rate environment resulted in reduced trading volumes and a valuation adjustment of its trading portfolios. Operating income in the securities unit was $.10 per share in the third quarter of 1993.

     The third quarter of 1994 also included additional expenses of $8.9 million taken as part of the completion of the downsizing and streamlining of Meridian's mortgage banking activities, and a gain of $9.0 million on the sale of the company's student loan portfolio. This portfolio was sold due to the recent implementation of a federal government program for student loans.

     Net interest income was $156.4 million in the third quarter of 1994 compared to $156.7 million in the third quarter of 1993. On a taxable equivalent basis, net interest income was $160.8 million compared to $163.0 million in the third quarter of 1993. The net interest margin was 4.65% in the third quarter of this year compared to 4.97% a year ago. The net interest margin in the second quarter of 1994 was 4.85%. The favorable impact on net interest income of an increase in average loans outstanding between the third quarters of both years was offset by narrowing spreads between the yield on interest-earning assets and the cost of interest-bearing liabilities.

     Meridian's provision for possible loan losses was $6.1 million in the third quarter of 1994, down from $6.7 million in the second quarter of 1994 and $14.6 million in the third quarter of 1993. The decline over the past year resulted from continued improvement in loan quality.

     Non-performing loans decreased to $94.0 million or 1.00% of loans at September 30, 1994 compared to $103.2 million or 1.08% at June 30, 1994 and $130.9 million or 1.48% a year ago. The ratio of the allowance for possible loan losses to non-performing loans was 182% at September 30, 1994 compared to 165% at June 30, 1994 and 130% a year ago.

     Net loans charged-off in the third quarter of 1994 were $6.4 million compared to $7.5 million in the second quarter of 1994 and $13.0 million in the comparable period a year ago. The allowance for possible loan losses was 1.81% of total loans at September 30, 1994 compared to 1.79% at June 30, 1994 and 1.92% a year ago.

     Total non-performing assets also declined to $125.7 million at September 30, 1994, or 1.33% of loans and assets acquired in foreclosures, compared to $141.6 million or 1.48% at June 30, 1994 and $193.9 million or 2.18% at September 30, 1993.

     Other income decreased by $24.5 million or 29% between the third quarters of 1994 and 1993. Broker-dealer and investment banking revenues decreased by $18.8 million, reflecting the impact of financial market conditions and the current interest rate environment, which resulted in reduced trading volumes and a valuation adjustment of the trading portfolios. In addition, mortgage-banking fees declined by $12.3 million, reflecting a significant decline in origination volumes due to rising interest rates and the impact of Meridian's decision to reduce the scope of its mortgage banking activities. Also, gains from securities transactions decreased by $7.8 million between the two quarters. The third quarter of 1994 included a pre-tax gain of $9.0 million on the sale of the student loan portfolio.

     While other operating expenses declined by $21.3 million or 12% between the third quarters of 1994 and 1993, recurring operating expenses declined by only 1% between those periods.
The third quarter of 1994 included expenses of $8.9 million related to the completion of the downsizing and streamlining of Meridian's mortgage banking activities compared to a $17.5 million restructuring charge in the third quarter of last year. In addition, the third quarter of 1993 included expenses of $11.9 million related to the Commonwealth Bancshares Corporation merger.

     Net income was $115.2 million or $1.98 per fully diluted share for the first nine months of 1994 compared to $115.7 million or $2.01 per fully diluted share a year ago.

     The returns on average assets and on average common shareholders' equity for the first nine months of 1994 were 1.07% and 12.89%, respectively, compared to 1.09% and 14.05%, respectively, for the first nine months of 1993.

     Total assets at September 30, 1994 were $14.8 billion compared to $14.3 billion at September 30, 1993. Total loans were $9.4 billion compared to $8.8 billion a year ago, a 7% increase. The consumer portfolio, exclusive of the recent sale of student loans, increased by 12% during the last year and the commercial portfolio grew by 7%. Total deposits were $11.3 billion compared to $11.2 billion a year ago, a 1% increase. Meridian continues to fund a significant portion of its assets with deposits acquired in its local marketplace.

     Shareholders' equity increased to $1.2 billion or 8.33% of total assets at September 30, 1994 compared to $1.1 billion or 8.00% a year ago. The ratio of tangible shareholders' equity to assets, which excludes $138.8 million of intangible assets, was 7.46% at September 30, 1994 compared to 7.36% at September 30, 1993. Meridian's risk-based capital ratio was 13.07% at September 30, 1994, well above regulatory requirements. This ratio was 13.30% at June 30, 1994 and 13.16% at September 30, 1993.

     Book value per common share was $21.31 at September 30, 1994 compared to $20.00 at September 30, 1993, an increase of 7%.
Book value per common share at June 30, 1994 was $21.01.

INDUSTRY SEGMENTS

     Table 1 presents a summary of the operating results of Meridian's two industry segments.

     The banking unit provides a full range of retail and corporate banking, and trust and asset management services to customers in central and eastern Pennsylvania, as well as Delaware and southern New Jersey.

     The banking unit reported operating income of $39.9 million in the third quarter of 1994 compared to $29.0 million for the same period of last year, an increase of 38%. Net interest income was almost unchanged between the two periods as the positive impact of an increase in average loans outstanding was offset by narrowing spreads between the yield on interest-earning assets and the cost of interest-bearing liabilities. The provision for possible loan losses declined by $8.5 million between the two quarters, reflecting continued improvement in loan quality. Other income declined by $5.8 million, or 9%, as the positive impact of an $9.0 million gain on the sale of the student loan portfolio was more than offset by declines in mortgage banking fees and securities gains. Other expenses declined by $15.3 million, or 9%, between the two quarters. The third quarter of 1994 included expenses of $8.9 million related to the completion of the downsizing and streamlining of Meridian's mortgage banking activities compared to a $17.5 million restructuring charge in the third quarter of last year. In addition, the third quarter of 1993 included expenses of $11.9 million related to the Commonwealth Bancshares Corporation merger.

     Operating income was $113.0 million in the first nine months of 1994 compared to $103.2 million in the similar period of 1993. The same factors that affected the quarter-to-quarter comparison contributed to the decline between the two nine-month periods.

     The securities unit underwrites, brokers and distributes securities to institutional and individual investors. In addition, the unit buys, sells and securitizes loans and brokers loan servicing. The unit also provides investment banking services by acting as financial advisors in facilitating municipal and corporate transactions in the capital markets.

     The securities unit reported a loss of $3.2 million in the third quarter of 1994 compared to operating income of $5.7 million in the third quarter of 1993. Financial market conditions and the current interest rate environment resulted in reduced trading volumes and a valuation adjustment of the trading portfolio. The decline in revenues more than offset a decline in operating expenses, primarily salaries and incentive-related compensation expense.

     For the first nine months of 1994, the securities unit reported net income of $2.3 million compared to $12.5 million in the similar period of 1993. The same factors that affected the quarter-to-quarter comparison contributed to the decline between the two nine-month periods.

NET INTEREST INCOME AND RELATED ASSETS AND LIABILITIES

     Net interest income was $156.4 million in the third quarter of 1994 compared to $156.7 million in the same quarter of 1993. Net interest income on a taxable-equivalent basis was $160.8 million in the third quarter of this year compared to $163.0 million in the same period of last year.

     The level of net interest income results from the interaction between the volume of interest-earning assets and the sources of funds supporting these assets, and the interest rates earned on the assets and paid on the funding sources. Average loans outstanding increased between the third quarters of both years, offsetting narrowing spreads between the yield on interest-earning assets and the cost of interest-bearing liabilities.

     Average interest-earning assets increased by $685.9 million or 5% between the third quarter of 1994 and the same period of last year. Average loans outstanding increased by 9% between the two periods, with increases reflected in each of the major loan categories. Average investment securities and investment securities available for sale increased by $13.0 million, or less than 1%. Average deposits were $11.4 billion in the third quarter of 1994, compared to $11.3 billion in the same period of last year, an increase of 1%. The increase in interest-earning assets was funded primarily by an increase in short-term borrowings.

     Partially offsetting the positive impact of the increase in assets was a decline in the net interest margin, from 4.97% in the third quarter of 1993 to 4.65% in the third quarter of 1994, a decrease of 32 basis points. The net interest margin is affected by both the net interest spread and the level of net non-interest bearing sources of funds.

     The net interest spread decreased 39 basis points between the two quarters, primarily because the yield on interest-earning assets was unchanged between the two quarters but the rates on interest-bearing liabilities increased by 39 basis points. The yield on commercial loans increased by 63 basis points, reflecting the increase in the national commercial rate over the last twelve months. However, the yields on consumer loans, residential mortgage loans and the investment portfolio declined between the two quarters. The increase in the rates on interest bearing liabilities reflected higher rates on both deposits and short-term liabilities.

     Interest-free funding sources increased by $108.1 million between the two periods primarily as a result of higher levels of demand deposits and shareholders' equity. The increase in these balances and the recent upward movement in interest rates increased the beneficial effect that such funds provided to the overall cost of funds, from .42% in the third quarter of 1993 to .49% in the third quarter of 1994.

     Net interest income for the nine months ended September 30, 1994 was $459.2 million compared to $461.8 million last year, a decrease of less than 1%. Average loans outstanding increased between the two periods, but narrowing spreads between the yield on interest-earning assets and the cost of interest-bearing liabilities resulted in the decline in net interest income. The net interest margins were 4.78% and 4.95% for the first nine months of 1994 and 1993, respectively.

     Table 2 presents net interest income, yields and rates on a taxable-equivalent basis, and average balances for the third quarters of 1994 and 1993, the second quarter of 1994, and the nine months ended September 30, 1994 and 1993, respectively.

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

     Meridian manages interest-sensitivity by adjusting the mix and repricing characteristics of assets and liabilities on the balance sheet through its securities and purchased funding portfolios and by the use of off-balance sheet derivative products, mainly interest rate swaps, which are relatively straightforward and involve little complexity. The notional amount of interest rate swap contracts, which include forward interest rate swaps of $100 million, was $2.9 billion at September 30, 1994 compared to $2.1 billion a year ago.

     The majority of the interest rate swap contracts outstanding at September 30, 1994, or approximately $2.7 billion, represents contracts on which Meridian receives a fixed rate of interest and pays a variable rate, thereby favorably impacting net interest income in periods of declining interest rates. The average fixed rate received at September 30, 1994 was 5.00% with a remaining term of approximately 1 year until maturity or repricing. The average floating rate paid on interest rate swaps is based on short-term variable rates such as LIBOR (London Interbank Offered Rate). The average floating rate paid was 4.83% at September 30, 1994.

     Meridian uses interest rate swaps as a tool to alter the repricing characteristics of a portion of the core deposit base. Interest expense on deposits was reduced by approximately $1.0 million in the third quarter of 1994 compared to $10.0 million a year ago. This decline is attributable to the maturities of interest rate swaps over the past year and a higher level of short-term interest rates in the third quarter of 1994. For the first nine months of 1994 and 1993, the comparable amounts were $14.5 million and $34.1 million, respectively.

     The favorable impact of Meridian's interest rate swaps on net interest income is decreasing in the current environment of rising interest rates. This change should be mitigated by the anticipated growth in net interest income mainly because of the anticipated expansion of Meridian's banking business.

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

     Management considers the liquidity position of Meridian at the end of the third quarter of 1994 to be sufficient to meet its foreseeable cash flow requirements.

     Loans. The lending function is Meridian's principal business activity and it is Meridian's continuing policy to serve the credit needs of its customer base. Loans were $9.4 billion at September 30, 1994 compared to $8.8 billion at September 30, 1993, a 7% increase. Consumer loans, mostly home equity loans and other types of personal loans, increased by $41.5 million, or 2%, despite the fact that student loans aggregating $223 million were sold during the third quarter of 1994. Commercial loans increased by $372.9 million, or 7%, reflecting signs of increasing loan demand. Residential mortgage loans increased by $187.9 million or 19%, reflecting the decision to retain more of the loans being originated by the mortgage banking unit.

     Table 3 presents a summary of period-end loan balances.

     Investment Securities and Investment Securities Available for Sale. The second largest use of funds for Meridian is the portfolio of investment securities and investment securities available for sale. The balance in the combined portfolio was $3.5 billion at September 30, 1994, almost unchanged from the balance of a year ago.

     Table 4 presents a summary of the amortized cost, approximate fair value, and gross unrealized gains and losses for the portfolio at September 30, 1994 and 1993, and December 31,
1993. The increase in interest rates during the past year has had a negative impact on the approximate fair value of the combined portfolios, as reflected in this table.

     Deposits. Meridian's deposits, the largest source of funds, amounted to $11.3 billion at September 30,1994 compared to $11.2 billion at September 30, 1993, an increase of 1%. During the second quarter of 1994, Meridian assumed approximately $487 million of deposits of Security Federal Savings Bank from the Resolution Trust Corporation. These additional deposits more than offset the attrition of deposits which has been occurring in the relatively low interest rate environment, as some depositors have sought alternative investment opportunities.

     Table 5 presents a summary of period-end deposit balances.

PROVISION FOR POSSIBLE LOAN LOSSES AND RELATED CREDIT QUALITY

     The provision for possible loan losses was $6.1 million in the third quarter of 1994, down from $6.7 million in the second quarter of 1994 and $14.6 million in the third quarter of 1993. The provision for the nine months ended September 30, 1994 was $21.3 million compared to $43.6 million for the same period of 1993, a decrease of 51%. The decline over the past year was due to a continuing improvement in loan quality.

     The balance in the allowance for possible loan losses was $171.1 million or 1.81% of total loans at September 30, 1994, compared to $170.3 million or 1.79% at June 30, 1994 and $169.6 million or 1.92% at September 30, 1993.

     Net charge-offs were $6.4 million, or .27% of average loans in the third quarter of 1994 compared to $13.0 million or .59% of average loans in the third quarter of 1993. Recoveries were $4.9 million in the third quarter of 1994 compared to $2.0 million in the same period of last year.

     Net charge-offs for the nine months ended September 30, 1994 were $24.7 million, compared to $41.0 million in the similar period of 1993. Net charge-offs represented .36% of average loans in the first nine months of 1994 compared to .64% last year.

     Determining the level of the allowance for possible loan losses at any given date is difficult, particularly in a continually changing economy. Management must make estimates, using assumptions and information which are often subjective and changing. Management continues to review Meridian's loan portfolio in light of a changing economy and possible future changes in the banking and regulatory environment. In management's opinion, the allowance for possible loan losses is adequate at September 30, 1994.

     Table 6 presents an analysis of the activity in the allowance for possible loan losses. Table 7 presents a summary of various indicators of credit quality.

     Non-performing assets are comprised of non-accrual loans, loans categorized as troubled debt restructurings, and assets acquired in foreclosures, which include in-substance foreclosures. Non-performing assets do not include loans past due ninety days or more as to interest or principal which are well secured and in the process of collection.

     Non-performing assets totalled $125.7 million at September
30, 1994 compared to $141.6 million at June 30, 1994 and $193.9 million a year ago.

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

     Meridian's non-accrual loans, which totalled $92.8 million at September 30, 1994, included four loans with balances in excess of $2.5 million. These loans aggregated $13.8 million or 15% of total non-accrual loans at the end of the third quarter of 1994.

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

     Assets acquired in foreclosures (except consumer related), which totalled $30.6 million at the end of the third quarter of 1994, included one property with a balance in excess of $2.5 million. This property had a balance of $7.1 million or 22% of assets acquired in foreclosures.

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

     Loan concentrations are considered to exist when a multiple number of borrowers are engaged in similar activities and have similar economic characteristics which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. At September 30, 1994, Meridian did not have any industry concentration or other known concentration of commercial loans and commitments that exceeded 10% of total loans and commitments. However, the financial performance of many companies involved in retail trade has been negatively impacted in recent periods. At September 30, 1994, Meridian's loans to companies in retail trade totalled $731.4 million, or 8% of total loans outstanding and 13% of total commercial loans outstanding. Included in this total were loans to department stores and other retailers of $374.3 million and loans to automobile dealers of $357.1 million. Loans to companies in retail trade included $9.0 million of loans in a non-accrual status at September 30, 1994. This amount represents 10% and 7% of non-performing loans and non-performing assets, respectively, at the end of the third quarter of 1994. Meridian has no foreign loan exposure.

     Meridian's policy has been to participate selectively in large, public, highly leveraged transactions. The majority of such transactions is currently in the telecommunications industry and its cable television and cellular phone segments. According to the guidelines issued by the Federal Reserve Board, loans and exposures are characterized as highly leveraged transactions if they meet certain defined leverage criteria and the total financing package (including all obligations held by all participants) originally exceeded $20 million. At September, 1994, Meridian's highly leveraged transactions aggregated $35.6 million in outstanding balances or less than .4% of total loans and an additional $14.0 million in commitments. All such balances were current as to principal and interest at September 30, 1994. Cable television and cellular phone exposures represented $15.0 million of such loans outstanding and $4.4 million of the commitments outstanding.

     Potential problem loans consist of loans which are included in performing loans at September 30, 1994 but for which potential credit problems of the borrowers have caused management to have concerns as to the ability of such borrowers to comply with present repayment terms. At September 30, 1994, such potential problem loans, not included in Table 7, aggregated approximately $23 million, compared to $29 million at June 30, 1994. No loans to companies in retail trade were included in potential problem loans at September 30, 1994. Depending on the state of the economy and the impact thereof on Meridian's borrowers, as well as other future events, these loans and others not currently so identified could be classified as non-performing assets in the future.

OTHER INCOME

     Other income decreased by $24.5 million or 29% between the third quarters of 1994 and 1993, primarily because of declines in broker-dealer and investment banking revenue and mortgage banking revenue.

     Mortgage banking revenues were $3.0 million in the third quarter of 1994, a decrease of $12.3 million from the third quarter of 1993. Revenues were negatively impacted in the third quarter of 1993 by amortization of $6.5 million for purchased mortgage servicing rights, which is recorded as a reduction of servicing revenues. There was no amortization in the third quarter of 1994 since all purchased mortgage servicing rights have been sold or written-off. Exclusive of the change in the amortization of purchased mortgage servicing rights, mortgage banking revenues declined by $18.7 million, or 86%, between the two periods, reflecting the company's decision to reduce the scope of its mortgage banking activities. Servicing fee revenues declined $7.8 million, or 87%, primarily as a result of a lower mortgage loan servicing portfolio. Gains on the sale of mortgage loans and mortgage servicing decreased by $6.5 million between the two periods. Origination fees declined by $4.1 million, or 85%, between the two quarters, reflecting lower levels of mortgage loan refinancing and new home financing.

     Broker-dealer and investment banking revenues totalled $1.9 million in the third quarter of 1994 compared to $20.7 million in the same period a year ago, a decrease of 91%. The decrease in revenues reflects the impact of financial market conditions and the current interest rate environment, which resulted in reduced trading volumes and a valuation adjustment of the trading portfolios.

     Trust revenues were $13.5 million in the third quarter of 1994 compared to $9.7 million in the same period of last year, an increase of 38%. Each major revenue category evidenced a significant increase between the two quarters.

     Service charges on deposits and fees for other customer services increased by $1.6 million, or 6%, for the three months ended September 30, 1994 compared to the same period of last year. Increases in certain fees for deposit products, as well as additional deposit accounts because of bank acquisitions over the past year, contributed to the higher level of fees.

     Net securities gains were $2.1 million in the third quarter of 1994 compared to gains of $9.9 million in the same period of last year. The amount in 1993 included gains of $8.3 million related to the sale of investments as part of the Commonwealth merger. The amount in 1994 was comprised of gains of $2.1 million and losses of $6 thousand. These net gains do not include losses of $44 thousand from sales primarily of certain mortgage-related investments, which are included in broker-dealer and investment banking revenues. The gains and losses in both years resulted mainly from sales of investments classified as available for sale and calls of investments.

     Other income for the first nine months of 1994 was $179.4 million compared to $209.1 million a year ago. The same factors that affected the quarter-to-quarter comparison contributed to the decline between the nine month periods.

OTHER EXPENSES

     Other expenses for the third quarter of 1994 were $157.6 million compared to $178.9 million for the same quarter of 1993, a decrease of $21.3 million, or 12%. The third quarter of 1994 included expenses of $8.9 million related to the completion of the downsizing and streamlining of Meridian's mortgage banking activities compared to a $17.5 million restructuring charge in the third quarter of last year. In addition, the third quarter of 1993 included expenses of $11.9 million related to the Commonwealth Bancshares Corporation merger. Exclusive of these non-recurring items, other operating expenses would have declined by 1% between the third quarters of 1994 and 1993.

     Salaries and employee benefits totalled $75.5 million in the third quarter of 1994 compared to $78.7 million in the third quarter of 1993, a decrease of 4%. A decline in commissions and other incentive-related compensation in the securities unit and the impact of a significant decline in staff levels in the mortgage banking function more than offset the effect of increases in staff levels in the banking unit and in the broker-dealer and investment banking function because of acquisitions over the past year.

     Net occupancy and equipment expense was $20.5 million in the third quarter of 1994 compared to $19.8 million in the same period last year, an increase of 4%. Most of the increase resulted from the cost of operating additional branch banking facilities acquired over the past year.

     Other operating expenses were $61.6 million in the third quarter of 1994 compared to $80.4 million in the third quarter of 1993. Exclusive of the non-recurring expenses described above, other operating expenses were $52.7 million in the third quarter of 1994 compared to $51.0 million in the third quarter of 1993, an increase of 3%. Categories contributing to the increase included expenses related to the automated teller network and credit card servicing, as well as the amortization of intangible assets related to recent acquisitions.

     Other expenses for the nine months ended September 30, 1994 were $445.1 million compared to $474.8 million for the same period of last year, a decrease of 6%. The same factors that affected the quarter-to-quarter comparison contributed to the decline between the nine month periods.

PROVISION FOR INCOME TAXES

     The effective tax rate was 32% in the third quarter of 1994, up from 29% in the same quarter of 1993. The rate for the entire year of 1993 was 28%. The tax rate for both periods was less than the federal statutory rate of 35% primarily because of tax-exempt investment and loan income. The rate has increased since last year because of a decline in tax-exempt investment and loan income.

CAPITAL RESOURCES

     Meridian's capital adequacy at September 30, 1994 can be determined by analyzing the capital ratios presented in Table 10.

     Total shareholders' equity at September 30, 1994 was $1.2 billion compared to $1.1 billion at September 30, 1993, an increase of 7%. Total shareholders' equity was $1.2 billion at June 30, 1994. The ratio of total shareholders' equity to total assets was 8.33% at September 30, 1994 compared to 8.00% one year ago and 7.99% at June 30, 1994.

     Meridian's consolidated ratios at September 30, 1994 exceeded all regulatory requirements. The risk-based capital ratio was 13.07% at September 30, 1994 compared to 13.16% a year ago and 13.30% at June 30, 1994. The ratio of tangible shareholders' equity to assets was 7.46% at September 30, 1994 compared to 7.36% a year ago and 7.39% at June 30, 1994. The risk-based capital ratios of each of Meridian's commercial banks also exceeded regulatory requirements at September 30, 1994, as shown in the table.

     Federal Reserve Board guidelines define a well capitalized institution as having a Tier 1 capital ratio of 6% or more, a total risk-based capital ratio of 10% or more, and a leverage ratio of 5% or more. Meridian's consolidated ratios at September 30, 1994 exceeded these guidelines, as did the ratios of each of Meridian's commercial banks.

    TABLE 1:INDUSTRY SEGMENTS
    (Dollars in Thousands)

                                        Net Income (Loss)                            Assets
                             -------------------------------------- -----------------------------------------
                             Three Months Ended  Nine Months Ended
                                September 30       September 30             September 30         December 31
                               1994      1993     1994      1993        1994          1993              1993
                             --------- -------- --------- --------- ------------- ------------- -------------
    Banking.................  $39,850  $28,971  $112,953  $103,242   $14,251,308   $13,838,456   $13,751,699
    Securities..............   (3,230)   5,658     2,260    12,452       531,092       496,317       333,088

    Consolidated............  $36,620  $34,629  $115,213  $115,694   $14,782,400   $14,334,773   $14,084,787


TABLE 2: NET INTEREST INCOME, AVERAGE BALANCES AND RATES
(Dollars in Thousands)

                                                                 1994                               1993
                                                    Three Months Ended September 30 Three Months Ended September 30
                                                               Interest  Average                  Interest  Average
                                                      Average   Income/  Yield/          Average   Income/  Yield/
                                                      Balance   Expense   Rate           Balance   Expense   Rate
                                                  ------------ --------- ------     ------------- --------- ------
ASSETS
Interest-Earning Assets
  Short-Term Investments
    Interest-Bearing Deposits in Other Banks.....    $104,413    $1,228   4.67%         $100,057      $830   3.29%
    Federal Funds Sold and Securities Purchased
      Under Agreements to Resell.................      80,285       830   4.10            79,351       615   3.07
      Total Short-Term Investments...............     184,698     2,058   4.42           179,408     1,445   3.20
  Trading Account Securities (1).................     171,978     3,004   6.99           176,086     4,831  10.88
  Investment Securities Available for Sale (1)...     421,923     7,116   6.75           770,241    13,559   7.04
  Investment Securities
    Taxable......................................   2,716,866    36,284   5.30         2,291,286    32,254   5.63
    Non-Taxable (1)..............................     337,560     6,902   8.18           401,802     8,412   8.37
      Total Investment Securities................   3,054,426    43,186   5.62         2,693,088    40,666   6.04
  Loans Held for Sale............................     407,179     7,868   7.73           515,124     9,174   7.12
  Loans
    Commercial (1)...............................   5,688,403   120,272   8.39         5,281,480   103,360   7.76
    Real Estate-Residential......................   1,148,129    23,353   8.14           979,450    21,823   8.91
    Consumer.....................................   2,662,840    54,702   8.15         2,458,795    53,049   8.56
      Total Loans (2)............................   9,499,372   198,327   8.29         8,719,725   178,232   8.12
      Total Interest-Earning Assets..............  13,739,576   261,559   7.56        13,053,672   247,907   7.56
Allowance for Possible Loan Losses...............    (173,795)       --     --          (174,314)        -     --
Non-Interest Earning Assets......................   1,430,809        --     --         1,492,091         -     --
      Total Assets, Interest Income.............. $14,996,590  $261,559   6.93%      $14,371,449  $247,907   6.86%

LIABILITIES
Interest-Bearing Liabilities
  Interest-Bearing Deposits
    NOW Accounts.................................  $1,509,477    $5,721   1.50%       $1,333,463    $5,448   1.62%
    Savings Deposits.............................   2,008,349    11,373   2.25         1,791,779     9,673   2.14
    Money Market Deposit Accounts................   2,310,570    15,238   2.62         2,397,934    10,587   1.75
    Short-Term Time Deposits.....................     733,107     5,798   3.14           862,045     7,747   3.57
    Long-Term Time Deposits......................   2,560,325    30,052   4.66         2,575,169    27,486   4.23
    Certificates of Deposits of $100,000 or More.     513,199     6,404   4.95           593,045     6,698   4.48
      Total Interest-Bearing Deposits............   9,635,027    74,586   3.07         9,553,435    67,639   2.81
  Short-Term Borrowings
    Federal Funds Purchased and Securities
      Sold Under Agreements to Repurchase........   1,547,730    16,984   4.35           910,532     7,418   3.23
    Commercial Paper.............................       2,965        47   6.29             1,418        11   3.08
    Other Short-Term Borrowings..................     194,379     2,836   5.79           240,620     1,634   2.69
      Total Short-Term Borrowings................   1,745,074    19,867   4.52         1,152,570     9,063   3.12
  Long-Term Debt and Other Borrowings............     395,710     6,346   6.41           492,493     8,189   6.65
      Total Interest-Bearing Liabilities.........  11,775,811   100,799   3.40        11,198,498    84,891   3.01
Non-Interest Sources to Fund
  Interest-Earning Assets
    Non-Interest Bearing Deposits................   1,745,774        --     --         1,724,892        --     --
    Other Liabilities............................     259,541        --     --           312,978        --     --
    Shareholders' Equity.........................   1,215,464        --     --         1,135,081        --     --
      Total Non-Interest Sources to Fund
        Interest-Earning Assets..................   3,220,779        --     --         3,172,951        --     --
      Total Liabilities and Shareholders' Equity,
        Interest Expense......................... $14,996,590   100,799   2.67%      $14,371,449    84,891   2.35%
NET INTEREST INCOME..............................              $160,760                           $163,016
  NET INTEREST SPREAD (3)........................                         4.16%                              4.55%
  EFFECT OF NON-INTEREST BEARING FUNDS...........                         0.49%                              0.42%
  NET INTEREST MARGIN (4)........................                         4.65%                              4.97%


                                                               1994
                                                      Three Months Ended June 30
                                                               Interest  Average
                                                      Average   Income/  Yield/
                                                      Balance   Expense   Rate
                                                  ------------ --------- ------
ASSETS
Interest-Earning Assets
  Short-Term Investments
    Interest-Bearing Deposits in Other Banks.....    $101,229    $1,096   4.34%
    Federal Funds Sold and Securities Purchased
      Under Agreements to Resell.................     110,027     1,010   3.68
      Total Short-Term Investments...............     211,256     2,106   4.00
  Trading Account Securities (1).................     167,541     2,822   6.76
  Investment Securities Available for Sale (1)...     307,218     5,788   7.56
  Investment Securities
    Taxable......................................   2,544,745    33,730   5.30
    Non-Taxable (1)..............................     329,548     6,871   8.34
      Total Investment Securities................   2,874,293    40,601   5.65
  Loans Held for Sale............................     354,758     6,727   7.58
  Loans
    Commercial (1)...............................   5,635,904   112,241   7.99
    Real Estate-Residential......................   1,052,070    21,128   8.03
    Consumer.....................................   2,658,040    55,119   8.32
      Total Loans (2)............................   9,346,014   188,488   8.09
      Total Interest-Earning Assets..............  13,261,080   246,532   7.45
Allowance for Possible Loan Losses...............    (175,083)       --     --
Non-Interest Earning Assets......................   1,365,521        --     --
      Total Assets, Interest Income.............. $14,451,518  $246,532   6.84%

LIABILITIES
Interest-Bearing Liabilities
  Interest-Bearing Deposits
    NOW Accounts.................................  $1,476,267    $4,707   1.28%
    Savings Deposits.............................   1,978,187     9,956   2.02
    Money Market Deposit Accounts................   2,320,546    13,158   2.27
    Short-Term Time Deposits.....................     753,259     5,707   3.04
    Long-Term Time Deposits......................   2,427,049    26,197   4.33
    Certificates of Deposits of $100,000 or More.     468,620     5,657   4.84
      Total Interest-Bearing Deposits............   9,423,928    65,382   2.78
  Short-Term Borrowings
    Federal Funds Purchased and Securities
      Sold Under Agreements to Repurchase........   1,223,315    11,590   3.80
    Commercial Paper.............................       8,688        76   3.51
    Other Short-Term Borrowings..................     222,532     2,639   4.76
      Total Short-Term Borrowings................   1,454,535    14,305   3.94
  Long-Term Debt and Other Borrowings............     364,471     6,195   6.80
      Total Interest-Bearing Liabilities.........  11,242,934    85,882   3.06
Non-Interest Sources to Fund
  Interest-Earning Assets
    Non-Interest Bearing Deposits................   1,741,842        --     --
    Other Liabilities............................     269,853        --     --
    Shareholders' Equity.........................   1,196,889        --     --
      Total Non-Interest Sources to Fund
        Interest-Earning Assets..................   3,208,584        --     --
      Total Liabilities and Shareholders' Equity,
        Interest Expense......................... $14,451,518    85,882   2.38%
NET INTEREST INCOME..............................              $160,650
  NET INTEREST SPREAD (3)........................                         4.39%
  EFFECT OF NON-INTEREST BEARING FUNDS...........                         0.46%
  NET INTEREST MARGIN (4)........................                         4.85%





                                                               1994                               1993
                                                  Nine Months Ended September 30    Nine Months Ended September 30
                                                               Interest  Average                  Interest  Average
                                                      Average   Income/  Yield/          Average   Income/  Yield/
                                                      Balance   Expense   Rate           Balance   Expense   Rate
                                                  ------------ --------- ------     ------------- --------- ------
ASSETS
Interest-Earning Assets
  Short-Term Investments
    Interest-Bearing Deposits in Other Banks.....     $99,185    $3,092   4.17%         $111,298    $2,966   3.56%
    Federal Funds Sold and Securities Purchased
      Under Agreements to Resell.................      79,002     2,221   3.76            58,291     1,662   3.81
      Total Short-Term Investments...............     178,187     5,313   3.99           169,589     4,628   3.65
  Trading Account Securities (1).................     151,419     7,709   6.79           146,137     8,612   7.88
  Investment Securities Available for Sale (1)...     334,135    17,702   7.06           790,746    42,363   7.14
  Investment Securities
    Taxable......................................   2,549,313   101,218   5.31         2,393,194   102,957   5.74
    Non-Taxable (1)..............................     340,257    21,128   8.28           334,240    23,604   9.42
      Total Investment Securities................   2,889,570   122,346   5.66         2,727,434   126,561   6.19
  Loans Held for Sale............................     378,387    20,999   7.40           490,779    27,043   7.35
  Loans
    Commercial (1)...............................   5,587,387   333,353   7.98         5,215,870   302,620   7.76
    Real Estate-Residential......................   1,070,676    65,171   8.12         1,012,083    70,909   9.34
    Consumer.....................................   2,626,273   161,800   8.24         2,367,796   157,674   8.90
      Total Loans (2)............................   9,284,336   560,324   8.07         8,595,749   531,203   8.26
      Total Interest-Earning Assets..............  13,216,034   734,393   7.42        12,920,434   740,410   7.65
Allowance for Possible Loan Losses...............    (175,417)       --     --          (172,173)       --     --
Non-Interest Earning Assets......................   1,420,023        --     --         1,438,765        --     --
      Total Assets, Interest Income.............. $14,460,640  $734,393   6.78%      $14,187,026  $740,410   6.97%

LIABILITIES
Interest-Bearing Liabilities
  Interest-Bearing Deposits
    NOW Accounts.................................  $1,478,064   $14,928   1.35%       $1,302,116   $17,832   1.83%
    Savings Deposits.............................   1,961,620    30,091   2.05         1,735,233    30,109   2.32
    Money Market Deposit Accounts................   2,324,113    40,191   2.31         2,429,397    31,845   1.75
    Short-Term Time Deposits.....................     757,288    17,973   3.17           921,346    25,196   3.66
    Long-Term Time Deposits......................   2,487,002    81,019   4.36         2,690,472    89,671   4.46
    Certificates of Deposits of $100,000 or More.     478,282    17,191   4.81           604,625    21,505   4.76
      Total Interest-Bearing Deposits............   9,486,369   201,393   2.84         9,683,189   216,158   2.98
  Short-Term Borrowings
    Federal Funds Purchased and Securities
      Sold Under Agreements to Repurchase........   1,148,189    33,387   3.89           827,652    19,218   3.10
    Commercial Paper.............................       4,881       141   3.86             1,500        35   3.12
    Other Short-Term Borrowings..................     212,249     7,116   4.48           210,131     3,938   2.51
      Total Short-Term Borrowings................   1,365,319    40,644   3.98         1,039,283    23,191   2.98
  Long-Term Debt and Other Borrowings............     385,957    19,699   6.81           437,085    22,496   6.86
      Total Interest-Bearing Liabilities.........  11,237,645   261,736   3.11        11,159,557   261,845   3.14
Non-Interest Sources to Fund
  Interest-Earning Assets
    Non-Interest Bearing Deposits................   1,737,669        --     --         1,664,945        --     --
    Other Liabilities............................     289,900        --     --           261,515        --     --
    Shareholders' Equity.........................   1,195,426        --     --         1,101,009        --     --
      Total Non-Interest Sources to Fund
        Interest-Earning Assets..................   3,222,995        --     --         3,027,469        --     --
      Total Liabilities and Shareholders' Equity,
        Interest Expense......................... $14,460,640   261,736   2.42%      $14,187,026   261,845   2.47%
NET INTEREST INCOME..............................              $472,657                           $478,565
  NET INTEREST SPREAD (3)........................                         4.31%                              4.51%
  EFFECT OF NON-INTEREST BEARING FUNDS...........                         0.47%                              0.44%
  NET INTEREST MARGIN (4)........................                         4.78%                              4.95%


(1) The indicated interest income and average yields are presented on a taxable-equivalent basis. The taxable-equivalent adjustments included are $4,343, $6,333, $4,590, $13,474 and $16,810 for the third quarter of 1994 and 1993, the second quarter of 1994 and the first nine months of 1994 and 1993, respectively.
(2) Loan fees have been included in interest income. Average loan balances include non-accrual loans.
(3) Net Interest Spread is the arithmetic difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.
(4) Net Interest Margin is computed by dividing net interest income by average interest-earning assets.

TABLE 3: LOANS
(Dollars in Thousands)

                                                September 30, 1994     September 30, 1993   December 31, 1993
                                                   Amount        %        Amount      %        Amount      %
                                               ------------   -----   ------------ -----   ------------ -----
Commercial Loans
   Real Estate - Commercial Mortgage...........  $1,670,653      18%    $1,595,094    18%    $1,654,690    18%
   Real Estate - Construction..................     252,562       3        261,496     3        292,177     3
   Commercial, Financial and Agricultural......   3,810,023      40      3,503,746    40      3,500,243    40
      Total Commercial Loans...................   5,733,238      61      5,360,336    61      5,447,110    61
Real Estate - Residential......................   1,158,381      12        970,515    11        993,459    11
Consumer Loans
   Real Estate - Home Equity...................     735,961       8        627,651     7        680,440     7
   Revolving Credit............................     101,513       1         81,714     1         79,613     1
   Other Consumer Loans........................   1,706,077 (1)  18      1,792,646    20      1,787,422    20
      Total Consumer Loans.....................   2,543,551      27      2,502,011    28      2,547,475    28
         Total Loans, Net of Unearned Discount.  $9,435,170     100%    $8,832,862   100%    $8,988,044   100%


 (1) Student loans aggregating $223 million were sold during the third quarter of 1994.

TABLE 4:     INVESTMENT SECURITIES AND INVESTMENT SECURITIES
AVAILABLE FOR SALE
(Dollars In Thousands)

  Investment Securities

    A summary of the amortized cost and approximate fair value of investment securities is as follows:

                                             September 30, 1994        September 30, 1993      December 31, 1993
                                                        Approximate             Approximate             Approximate
                                            Amortized      Fair      Amortized     Fair      Amortized      Fair
                                               Cost        Value       Cost        Value       Cost        Value
                                           ------------ ----------- ----------- ----------- ----------- ------------
United States Government Securities......     $716,779    $697,324    $639,571    $649,650    $630,338     $635,047
Mortgage-Backed Securities
   Collateralized Mortgage Obligations...    1,431,218   1,385,256   1,335,534   1,342,494   1,240,901    1,241,026
   All Other Mortgage Backed Securities..      241,224     236,843     320,837     334,584     314,221      324,372
      Total Mortgage-Backed Securities...    1,675,442   1,624,099   1,656,371   1,677,078   1,555,122    1,565,398
State and Municipal Securities...........      345,123     343,761     404,508     417,700     375,582      387,298
Other Securities.........................      286,891     283,710     247,240     249,208     223,442      225,357

      Total Investment Securities........   $3,021,235  $2,946,894  $2,947,690  $2,993,636  $2,784,484   $2,813,100

    A summary of gross unrealized gains and losses on investment securities is as follows:

                                             September 30, 1994       September 30, 1993        December 31, 1993
                                              Gross        Gross       Gross       Gross       Gross       Gross
                                            Unrealized  Unrealized  Unrealized  Unrealized  Unrealized   Unrealized
                                              Gains       Losses       Gains      Losses       Gains       Losses
                                           ------------ ----------- ----------- ----------- ----------- ------------
United States Government Securities......         $600     $20,055     $10,178         $99      $5,644         $935
Mortgage-Backed Securities
   Collateralized Mortgage Obligations...          393      46,355       8,570       1,610       4,957        4,832
   All Other Mortgage Backed Securities..        2,623       7,004      13,779          32      10,492          341
      Total Mortgage-Backed Securities...        3,016      53,359      22,349       1,642      15,449        5,173
State and Municipal Securities...........        4,391       5,753      13,310         118      11,942          226
Other Securities.........................           77       3,258       3,547       1,579       2,624          709

      Total Investment Securities........       $8,084     $82,425     $49,384      $3,438     $35,659       $7,043


  Investment Securities Available for Sale


    A summary of the amortized cost and approximate fair value of investment securities available for sale is as follows:

                                            September 30, 1994        September 30, 1993        December 31, 1993
                                                        Approximate             Approximate             Approximate
                                            Amortized      Fair      Amortized     Fair      Amortized      Fair
                                               Cost        Value       Cost        Value       Cost        Value
                                           ------------ ----------- ----------- ----------- ----------- ------------
United States Government Securities......     $288,147    $284,795     $75,947     $79,361    $103,086     $105,997
Mortgage-Backed Securities
   Collateralized Mortgage Obligations...       25,089      24,553        -           -          2,856        2,865
   All Other Mortgage Backed Securities..       99,441      96,897     170,618     175,886     122,297      125,971
      Total Mortgage-Backed Securities...      124,530     121,450     170,618     175,886     125,153      128,836
State and Municipal Securities...........       29,727      30,907      31,959      34,689      34,306       37,029
Other Securities.........................       15,526      17,593      19,551      22,902      13,118       16,290
      Total Investment Securities
        Available for Sale..........          $457,930    $454,745    $298,075    $312,838    $275,663     $288,152




    A summary of gross unrealized gains and losses on investment securities available for sale is as follows:

                                             September 30, 1994       September 30, 1993        December 31, 1993
                                              Gross        Gross       Gross       Gross       Gross       Gross
                                            Unrealized  Unrealized  Unrealized  Unrealized  Unrealized   Unrealized
                                              Gains       Losses       Gains      Losses       Gains       Losses
                                           ------------ ----------- ----------- ----------- ----------- ------------
United States Government Securities......         $464      $3,816      $3,414           -      $2,998          $87
Mortgage-Backed Securities
   Collateralized Mortgage Obligations...          -           536          -            -           9            -
   All Other Mortgage Backed Securities..          198       2,742       5,268           -       3,773           99
      Total Mortgage-Backed Securities...          198       3,278       5,268           -       3,782           99
State and Municipal Securities...........        1,240          60       2,730           -       2,723            -
Other Securities.........................        2,192         125       3,351           -       3,189           17
      Total Investment Securities
        Available for Sale..........            $4,094      $7,279     $14,763           -     $12,692         $203

         TABLE 5: DEPOSITS
         (Dollars In Thousands)

                                                        September 30, 1994    September 30, 1993    December 31, 1993
                                                           Amount        %       Amount        %       Amount       %
                                                        -------------  -----  -------------  -----  ------------  -----
          Non-Interest Bearing Deposits.................  $1,811,484     16%    $1,758,464     16%   $1,849,425     16%
          NOW Accounts..................................   1,469,937     13      1,315,880     12     1,467,758     13
          Savings Deposits..............................   1,949,808     17      1,776,562     16     1,867,011     17
          Money Market Deposit Accounts.................   2,244,885     20      2,319,085     21     2,385,937     21
          Short-Term Time Deposits......................     710,805      6        853,506      8       794,012      7
          Long-Term Time Deposits.......................   2,547,549     23      2,525,293     22     2,504,231     22
          Certificates of Deposit of $100,000 or More...     575,711      5        622,573      5       477,777      4

              Total..................................... $11,310,179    100%   $11,171,363    100%  $11,346,151    100%

    TABLE 6: ALLOWANCE FOR POSSIBLE LOAN LOSSES
    (Dollars In Thousands)


                                                                  Three Months Ended                     Nine Months Ended
                                             ---------------------------------------------------------- ---------------------
                                             Sept. 30,   June 30,    March 31,  December 31, Sept. 30,  Sept. 30,  Sept. 30,
                                                1994       1994        1994        1993        1993        1994       1993
                                             ---------- ---------- ------------ ----------- ----------- ---------- ----------
    Balance at Beginning of Period..........  $170,335   $171,030     $173,388    $169,568    $167,961   $173,388   $165,512
    Additions (Deductions):
       Acquired Allowances..................     1,029        139           -        1,704           -      1,168      1,390
       Loans Charged-Off:
          Commercial (includes
               Commercial Real Estate)......    (7,618)    (3,672)      (8,400)     (9,415)    (11,887)   (19,690)   (37,016)
          Real Estate - Residential.........      (838)    (5,165)      (2,309)       (501)       (699)    (8,312)    (1,092)
          Consumer..........................    (2,808)    (2,750)      (2,442)     (4,590)     (2,472)    (8,000)    (9,896)
                   Total Loans Charged-Off..   (11,264)   (11,587)     (13,151)    (14,506)    (15,058)   (36,002)   (48,004)
       Recoveries on Charged-Off Loans:
          Commercial (includes
               Commercial Real Estate)......     3,528      2,522        1,270       3,066         884      7,320      3,504
          Real Estate - Residential.........       216        132           67          91           6        415         72
          Consumer..........................     1,161      1,415          956         985       1,144      3,532      3,473
                  Total Recoveries on
                          Charged-Off Loans.     4,905      4,069        2,293       4,142       2,034     11,267      7,049

       Net Loans Charged-Off................    (6,359)    (7,518)     (10,858)    (10,364)    (13,024)   (24,735)   (40,955)

       Provision Charged to
                Operating Expense...........     6,121      6,684        8,500      12,480      14,631     21,305     43,621
    Balance at End of Period................  $171,126   $170,335     $171,030    $173,388    $169,568   $171,126   $169,568

    Net Charge-Offs to Average Loans........      0.27%      0.32%        0.49%       0.46%       0.59%      0.36%      0.64%

TABLE 7: CREDIT QUALITY
(Dollars in Thousands)

                                                            Sept. 30,     June 30,      March 31,  December 31,   Sept. 30,
                                                              1994         1994           1994         1993         1993
                                                           ----------- ------------   ------------ -------------  ---------
Non-Accrual Loans
   Commercial
     Real Estate-Commercial Mortgage......................    $29,759      $28,631        $28,913       $30,544    $34,623
     Real Estate-Construction.............................      2,426        4,520          3,910         2,834      2,848
     Commercial, Financial and Agricultural...............     46,459       52,654         58,846        59,882     60,676
        Total Commercial..................................     78,644       85,805         91,669        93,260     98,147
   Real Estate-Residential................................     13,304       15,472         25,100        29,843     30,412
   Consumer...............................................        822          758          1,937         1,162      1,425
        Total Non-Accrual Loans...........................     92,770      102,035        118,706       124,265    129,984
Restructured Loans
   Real Estate-Commercial Mortgage........................         10           10             11           908         13
   Real Estate-Construction...............................         34           37             38         1,419         42
   Commercial, Financial and Agricultural.................      1,138        1,086            812         1,004        876
        Total Restructured Loans..........................      1,182        1,133            861         3,331        931
             TOTAL NON-PERFORMING LOANS...................     93,952      103,168 (1)    119,567       127,596    130,915
Assets Acquired in Foreclosures and Assets Considered
   to be in an In-Substance Foreclosure Status
     Foreclosed Real Estate...............................     23,519       28,058         36,726        29,497     35,081
     Assets Related to Consumer Loans.....................      1,127        1,677          1,438         1,265      1,584
     In-Substance Foreclosures............................      7,082        8,673         13,752        20,454     26,270
       Total Assets Acquired..............................     31,728       38,408         51,916        51,216     62,935
             TOTAL NON-PERFORMING ASSETS..................   $125,680     $141,576 (1)   $171,483      $178,812   $193,850

Allowance for Possible Loan Losses as a Percentage of:
   Loans..................................................       1.81%        1.79%          1.87%         1.93%      1.92%
   Non-Performing Loans...................................        182%         165%           143%          136%       130%
   Non-Performing Assets..................................        136%         120%           100%           97%        87%

Total Non-Performing Loans as a Percentage
   of Loans...............................................       1.00%        1.08%          1.31%         1.42%      1.48%

Total Non-Performing Assets as a Percentage
   of Loans and Assets Acquired in Foreclosures...........       1.33%        1.48%          1.86%         1.98%      2.18%

Loans Past Due 90 or more Days as to Interest or Principal
   not Included Above (Includes $7,700 of Real Estate-
   Residential as of September 30, 1994)..................    $19,638      $35,036        $27,446       $24,798    $26,692

Total Non-Performing Assets and Loans Past Due
   90 or more Days as to Interest or Principal............   $145,318     $176,612       $198,929      $203,610   $220,542

Total Non-Performing Assets and Loans Past Due 90 or
   more Days as to Interest or Principal as a Percentage
   of Loans and Assets Acquired in Foreclosures...........       1.54%        1.85%          2.16%         2.25%      2.48%


(1) During the second quarter of 1994, Meridian transferred to assets held for sale non-accrual residential mortgage loans of approximately $8 million and foreclosed real estate of approximately $7 million.

        TABLE 8:  COMMERCIAL LOANS BY MAJOR INDUSTRY CLASSIFICATION
    (Dollars in Thousands)

                                              September 30, 1994                 September 30, 1993
                                            Loans           Non-Accrual        Loans          Non-Accrual
                                         Outstanding     %    Loans      %  Outstanding     %   Loans       %
                                         ------------ ----- --------- ----  ------------ ---- ---------- ----
    Agriculture.........................    $155,173     3%     $235    *      $149,076    3%      $740    1%
    Mining..............................      17,678     *       327    *        13,801    *        283    *
    Construction........................     236,541     5     3,911    5%      218,908    4      3,379    3
    Manufacturing.......................   1,152,593    20    20,330   26     1,008,273   19     20,360   21
    Transportation, Communication and
       Public Utilities.................     294,433     5     2,403    3       273,536    5      2,029    2
    Wholesale Trade.....................     360,888     6     4,907    6       340,853    6      4,079    4
    Retail Trade........................     731,399    13     8,965   11       718,441   13     16,856   17
    Finance, Insurance and Real Estate..   1,279,084    22    22,801   30     1,142,882   21     23,341   24
    Services............................   1,388,154    24    14,090   18     1,297,074   24     25,221   26
    Public Administration...............      14,892     *       621    -         9,742    *          -    -
    Other...............................     102,403     2        54    *       187,750    4      1,859    2
      Total.............................  $5,733,238   100%  $78,644   100%  $5,360,336  100%   $98,147  100%

    * Less than one percent


    TABLE 9: COMMERCIAL REAL ESTATE
    (Dollars in Thousands)

    Outstanding Loans                                  September 30, 1994                                      September 30, 1993

                            Investor-Developer        Owner-Occupied                Total                        Total
                        Commercial               Commercial               Commercial                    Commercial
                        Mortgage   Construction  Mortgage   Construction  Mortgage      Construction    Mortgage    Construction
                        ----------  ----------   ----------  -----------  -----------    ----------    ------------  ----------
Apartment Buildings.....  $216,382      $1,253            -            -     $216,382        $1,253        $211,957      $2,665
Office Buildings........   161,877      18,313     $178,777       $6,483      340,654        24,796         328,029      17,488
Residential Properties..         -      89,127            -            -            -        89,127               -      97,011
Shopping Centers........   149,204      20,383       78,265        1,415      227,469        21,798         176,491      30,575
Land....................         -      37,469            -            -            -        37,469               -      44,700
Industrial Plants.......    84,847      21,107      200,752        6,964      285,599        28,071         296,184      21,710
Hotel/Motel/Restaurant..   118,516       2,810            -            -      118,516         2,810         127,777       2,190
Healthcare Facilities...         -           -       99,075       19,388       99,075        19,388         111,620      23,204
Other...................   139,454      11,593      243,504       16,257      382,958        27,850         343,036      21,953
  Total.................  $870,280    $202,055     $800,373      $50,507   $1,670,653 (1)  $252,562 (1)  $1,595,094    $261,496

    (1)   The geographic distribution by state is as follows:
          Pennsylvania $1,536,010 (80%), Delaware $236,797 (12%),
          New Jersey $95,756 (5%), and all other states $54,652
          (3%).

    Non-Accrual Loans                                  September 30, 1994                                     September 30, 1993

                            Investor-Developer       Owner-Occupied                 Total                        Total
                        Commercial               Commercial               Commercial                    Commercial
                        Mortgage   Construction  Mortgage   Construction  Mortgage      Construction    Mortgage    Construction
                        ----------  ----------   ----------  -----------  -----------    ----------    ------------  ----------
Apartment Buildings.....    $6,572           -            -            -       $6,572             -          $9,916           -
Office Buildings........     1,413           -       $2,724            -        4,137             -           3,872           -
Residential Properties..         -        $743            -            -            -          $743               -      $1,244
Shopping Centers........     2,261           -        1,094            -        3,355             -           2,899           -
Land....................         -       1,390            -            -            -         1,390               -       1,309
Industrial Plants.......     5,331           -        3,771            -        9,102             -           1,742           -
Hotel/Motel/Restaurant..     2,036         293            -            -        2,036           293           8,894         295
Other...................     1,544           -        3,013            -        4,557             -           7,300           -
  Total.................   $19,157      $2,426      $10,602            -      $29,759 (2)    $2,426 (2)     $34,623      $2,848

    (2)   The geographic distribution by state is as follows:
          Pennsylvania $23,738, (74%), Delaware $1,606 (5%), New
          Jersey $5,053 (16%), and all other states $1,788 (5%).


    Assets Acquired in                   Sept. 30,    Sept. 30,
    Foreclosures (3)                        1994         1993
                                         ----------   ----------
    Apartment Buildings.................      $401          $23
    Office Buildings....................    12,990       15,400
    Shopping Centers....................       280          -
    Residential Properties..............     3,246        5,557
    Land................................     3,781       12,622
    Industrial Plants...................     2,169        8,477
    Hotel/Motel/Restaurant..............     2,273        2,755
    Other...............................     2,348        5,042
      Total.............................   $27,488 (4)  $49,876


    (3)   Includes Assets Considered to be in an In-Substance
          Foreclosure status.
    (4)   The geographic distribution by state is as follows:
          Pennsylvania $22,013 (80%), Delaware $370 (1%), and New
          Jersey $5,105 (19%).

        TABLE 10: CAPITAL ADEQUACY

                                             Sept. 30,   June 30,    March 31,   December 31,  September 30,
                                               1994        1994        1994          1993         1993
                                             ---------   ---------  -----------  ------------  ----------
    Consolidated
    Total Shareholders' Equity to Assets....     8.33%       7.99%        8.52%         8.42%       8.00%
    Tangible Shareholders' Equity to Assets.     7.46        7.39         7.95          7.78        7.36
    Risk-Based Capital
         Tier 1.............................     9.44        9.66         9.73          9.60        9.12
         Tier 2.............................     3.63        3.64         4.08          4.07        4.04
           Total (1,2)......................    13.07       13.30        13.81         13.67       13.16

    Leverage (1,2)..........................     7.47        7.84         8.12          7.84        7.41
    Tangible Leverage.......................     7.37        7.75         8.03          7.43        7.29

    Banking

    Total Risk-Based Capital (1,2)
        Meridian Bank.......................    12.53       12.66        12.51         12.24       11.71
        Delaware Trust Company..............    13.58       13.56        13.12         13.07       12.87
        Meridian Bank, New Jersey...........    15.88       16.67        15.19         16.69       16.55

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

Item 1.   FINANCIAL STATEMENTS.

     CONSOLIDATED BALANCE SHEETS
     (Dollars in Thousands)

                                                                     Sept. 30,      Sept. 30,    December 31,
                                                                       1994           1993           1993
                                                                   -------------  -------------  -------------
     ASSETS
     Cash and Due from Banks......................................     $614,200       $606,060       $587,587
     Short-Term Investments
        Interest-Bearing Deposits in Other Banks..................      113,314         90,449        101,860
        Federal Funds Sold and Securities Purchased Under
           Agreements to Resell...................................       48,965         64,614         14,694
           Total Short-Term Investments...........................      162,279        155,063        116,554
     Trading Account Securities...................................       71,763        118,648         36,616
     Investment Securities Available for Sale
         (Fair Value, $454,745, $312,838 and $288,152 at
            September 30, 1994, September 30, 1993 and
            December 31, 1993, Respectively)......................      454,745        298,075        275,663
     Investment Securities
         (Fair Value $2,946,894, $2,993,636 and $2,813,100 at
            September 30, 1994, September 30, 1993 and
            December 31, 1993, Respectively)......................    3,021,235      2,947,690      2,784,484
     Loans and Other Assets Held for Sale.........................      422,010        430,788        655,844
     Total Loans, Net of Unearned Discount........................    9,435,170      8,832,862      8,988,044
          Less Allowance for Possible Loan Losses.................      171,126        169,568        173,388
              Net Loans...........................................    9,264,044      8,663,294      8,814,656
     Premises and Equipment.......................................      258,267        234,467        241,584
     Accrued Interest Receivable..................................      103,444         98,233        103,250
     Other Assets.................................................      410,413        782,455        468,549
                 Total Assets.....................................  $14,782,400    $14,334,773    $14,084,787

     LIABILITIES
     Deposits
        Non-Interest Bearing Deposits.............................   $1,811,484     $1,758,464     $1,849,425
        Interest-Bearing Deposits.................................    9,498,695      9,412,899      9,496,726
           Total Deposits.........................................   11,310,179     11,171,363     11,346,151
     Short-Term Borrowings
        Federal Funds Purchased and Securities Sold
           Under Agreements to Repurchase.........................    1,371,412        917,351        540,255
        Commercial Paper..........................................            -          3,000          2,500
        Other Short-Term Borrowings...............................      271,648        288,783        248,968
           Total Short-Term Borrowings............................    1,643,060      1,209,134        791,723
     Long-Term Debt and Other Borrowings..........................      372,546        484,997        421,291
     Accrued Interest Payable.....................................       48,826         46,199         59,581
     Other Liabilities............................................      176,193        276,205        280,408
           Total Liabilities......................................   13,550,804     13,187,898     12,899,154

     COMMITMENTS AND CONTINGENCIES (Note 6)

     SHAREHOLDERS' EQUITY
     Preferred Stock (Par Value $25.00)
        Authorized - 200,000,000 Shares
     Common Stock (Par Value $5.00)
        Authorized - 200,000,000 Shares
        Issued - 58,316,978 shares at September 30, 1994; Issued
           and Outstanding - 57,343,118 and 58,154,486 shares at
           September 30, 1993 and December 31, 1993, Respectively.      291,585        286,716        290,761
     Surplus......................................................      211,142        198,797        205,173
     Retained Earnings............................................      744,511        661,362        689,699
     Treasury Stock - 513,076 shares in 1994 at cost..............      (15,642)             -              -
           Total Shareholders' Equity.............................    1,231,596      1,146,875      1,185,633
                Total Liabilities and Shareholders' Equity........  $14,782,400    $14,334,773    $14,084,787

     See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
     (Dollars In Thousands, Except Per Share Data)

                                                                    Three Months Ended      Nine Months Ended
                                                                        September 30          September 30,
                                                                    1994         1993        1994       1993
                                                                 ----------   ----------  ---------- ----------
     INTEREST INCOME
        Interest and Fees on Loans..............................  $196,915     $176,079    $555,960   $525,300
        Interest on Trading Account Securities..................     2,810        4,211       7,151      7,692
        Interest on Investment Securities Available for Sale....     6,795       13,110      16,545     40,637
        Interest on Investment Securities.......................    40,770       37,570     114,951    118,300
        Interest on Loans Held for Sale.........................     7,868        9,174      20,999     27,043
        Other Interest Income...................................     2,058        1,430       5,313      4,628
           Total Interest Income................................   257,216      241,574     720,919    723,600
     INTEREST EXPENSE
        Interest on Deposits....................................    74,586       67,639     201,393    216,158
        Interest on Short-Term Borrowings.......................    19,867        9,063      40,644     23,191
        Interest on Long-Term Debt and Other Borrowings.........     6,346        8,189      19,699     22,496
           Total Interest Expense...............................   100,799       84,891     261,736    261,845
     NET INTEREST INCOME........................................   156,417      156,683     459,183    461,755
     PROVISION FOR POSSIBLE LOAN LOSSES.........................     6,121       14,631      21,305     43,621
     NET INTEREST INCOME AFTER PROVISION FOR
        POSSIBLE LOAN LOSSES....................................   150,296      142,052     437,878    418,134
     OTHER INCOME
        Trust...................................................    13,476        9,734      35,429     29,639
        Mortgage Banking........................................     2,972       21,687      15,037     57,651
          Amortization of and Reserves for Purchased Mortgage
            Servicing Rights and Other Servicing-Related Assets.       (18)      (6,477)        (77)   (33,612)
              Net Mortgage Banking..............................     2,954       15,210      14,960     24,039
        Broker-Dealer and Investment Banking....................     1,934       20,690      31,419     49,328
        Service Charges on Deposit Accounts.....................    14,391       13,311      41,416     39,261
        Fees for Other Customer Services .......................    11,896       11,394      34,029     31,611
        Net Securities Gains ...................................     2,110        9,943       2,751     24,614
        Other Operating Income..................................    14,035        5,020      19,382     10,651
           Total Other Income...................................    60,796       85,302     179,386    209,143
     OTHER EXPENSES
        Salaries and Employee Benefits..........................    75,459       78,746     223,298    220,553
        Net Occupancy Expense...................................    11,104       10,693      34,330     31,545
        Equipment Expense.......................................     9,401        9,081      28,833     28,103
        Provision for Mortgage Banking Restructuring............       -         17,500         -       17,500
        Other Operating Expenses................................    61,594       62,855     158,630    177,119
           Total Other Expenses.................................   157,558      178,875     445,091    474,820
     INCOME BEFORE INCOME TAXES AND CUMULATIVE
        EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES..............    53,534       48,479     172,173    152,457
     Provision for Income Taxes.................................    16,914       13,850      54,230     43,984
     INCOME BEFORE CUMULATIVE EFFECT OF CHANGES
        IN ACCOUNTING PRINCIPLES................................    36,620       34,629     117,943    108,473
     CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGE
       IN METHOD OF ACCOUNTING FOR POSTEMPLOYMENT
       BENEFITS, NET OF RELATED TAXES OF $1,470.................         -            -      (2,730)         -
     CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGE
       IN METHOD OF ACCOUNTING  FOR INCOME TAXES................         -            -           -      7,221
     NET INCOME.................................................   $36,620      $34,629    $115,213   $115,694


     PER COMMON SHARE
        Income Before Cumulative Effect of Changes
         in Accounting Principles
           Primary..............................................     $0.63        $0.60       $2.03      $1.88
           Fully Diluted........................................     $0.63        $0.60       $2.03      $1.88
        Cumulative Effect of Changes in Accounting Principles
           Primary..............................................         -            -      ($0.05)     $0.13
           Fully Diluted........................................         -            -      ($0.05)     $0.13
        Net Income
           Primary..............................................     $0.63        $0.60       $1.98      $2.01
           Fully Diluted........................................     $0.63        $0.60       $1.98      $2.01
        Dividends Declared .....................................     $0.34        $0.32       $1.00      $0.94

See accompanying Notes to Consolidated Financial Statements.

     CONSOLIDATED STATEMENTS OF CASH FLOW
    (Dollars in Thousands)

                                                                       For the Nine Months Ended
                                                                             September 30
                                                                    --------------------------------
                                                                         1994           1993
                                                                    ------------    -----------
    CASH FLOWS FROM OPERATING ACTIVITIES
       Net Income...................................................    $115,213       $115,694
       Adjustments to Reconcile Net Income to Net Cash Provided
         by Operating Activities
          Depreciation and Amortization (Including Amortization
            of Purchased Mortgage Servicing Rights).................      37,554         62,039
          Deferred Tax Expense (Benefit)............................       8,152         (4,793)
         Cumulative Effect on Prior Years of Change in Method
          of Accounting for Income Taxes............................           -         (7,221)
          Provision for Possible Loan Losses........................      21,305         43,621
          Provision for Other Real Estate Losses and Mortgage
            Servicing Recourse......................................      14,421         20,284
          Net Gains - Investment Securities.........................        (416)       (10,464)
          Net Gains - Investment Securities Available for Sale......      (2,069)       (14,150)
          Gains On Sales Of Mortgage Servicing......................        (210)       (21,615)
          Gain on Sale of Student Loans.............................      (8,984)           -
          Increase in Trading Account Securities....................     (35,147)       (53,391)
          Decrease in Loans and Other Assets Held for Sale..........     283,361        106,938
          Decrease (Increase) in Other Assets.......................      11,599        (16,988)
          Increase (Decrease) in Other Liabilities..................    (125,241)        35,193
          Other, Net................................................       3,735          4,310
              Net Cash Provided by Operating Activities.............     323,273        259,457

    CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from Maturities of Short-Term Investments...........     198,058        260,925
       Purchases of Short-Term Investments..........................    (209,511)      (185,325)
       Proceeds from Maturities, Calls and Paydowns of Securities...     845,014        858,869
       Proceeds from Sales of Investment Securities.................         -          102,231
       Purchases of Investment Securities...........................  (1,104,428)    (1,147,129)
       Proceeds from Sales of Investment Securities Available
         for Sale...................................................      37,421        502,023
       Proceeds from Maturities, Calls, Paydowns of Investment
          Securities Available for sale.............................      50,799        172,232
       Purchases of Investment Securities Available for Sale........    (249,985)      (432,939)
       Net Principal Disbursed on Loans to Customers................    (757,726)      (370,946)
       Proceeds from Sale of Student Loans..........................     231,984             -
       Proceeds from Sales of Premises and Equipment................      11,009         22,041
       Purchases of Premises and Equipment..........................     (42,836)       (39,541)
       Proceeds from Sales of Mortgage Servicing....................       6,776         17,198
       Purchases of Mortgage Servicing..............................           -         (2,736)
       Other, Net...................................................      38,914         55,856

          Net Cash Used for Investing Activities....................    (944,511)      (187,241)

    CASH FLOWS FROM FINANCING ACTIVITIES
       Net Decrease in Deposits.....................................     (37,035)      (601,470)
       Net Increase in Short Term Borrowings .......................     851,337        332,040
       Proceeds from Issuance of Long-Term Debt.....................       2,223        197,607
       Repayment of Long Term Borrowings............................     (60,061)       (28,371)
       Purchases of Treasury Stock..................................     (18,484)             -
       Proceeds from Issuance of Common Stock.......................       1,909         11,361
       Cash Dividends Paid to Common Shareholders...................     (57,767)       (48,731)

          Net Cash Provided by (Used for) Financing Activities......     682,122       (137,564)

    CASH AND CASH EQUIVALENTS
          Net Increase (Decrease) During the Period.................      60,884        (65,348)
          Balance at Beginning of the Period........................     602,281        736,022
          Balance at End of the Period..............................    $663,165       $670,674


    Cash and cash equivalents include cash and due from banks, federal funds sold, and securities purchased under agreements to resell. Income tax payments totaled $36,098 in 1994, and $44,937 in 1993. Interest payments totaled $272,490 in 1994 and $275,783 in 1993. Noncash investing activity consists of net transfers of loans in liquidation to other real estate aggregating $24,986 in 1994 and $49,952 in 1993, and a transfer of non-accrual residential mortgage loans of $8,000 and foreclosed real estate of $7,000 to loans and other assets held for sale in 1994.

     See accompanying Notes to Consolidated Financial Statements.

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
     (Dollars in Thousands)


                                                                    Common Stock                 Retained   Treasury
                                                                Shares      Amount     Surplus   Earnings   Stock          Total
                                                             ------------ ---------- ---------- ---------- ---------- ------------
FOR THE NINE MONTHS ENDED
       September 30, 1993

Balance at January 1, 1993 as previously reported...........  45,584,924   $227,925   $177,597   $498,896          -     $904,418
Adjustment for merger accounted for as a
    pooling of interests....................................  10,904,183     54,521      2,754     97,626          -      154,901
Balance at January 1, 1993 as restated......................  56,489,107    282,446    180,351    596,522          -    1,059,319
Net Income..................................................           -          -          -    115,694          -      115,694
Common Stock Dividends Declared.............................           -          -          -    (48,731)         -      (48,731)
Sales of Stock Under Dividend Reinvestment,
   Stock Option and Employee Benefit Plans..................     377,062      1,885      9,523          -          -       11,408
Unrealized Loss on Marketable
   Equity Securities........................................           -          -          -       (287)         -         (287)
Common Stock Issued in Merger...............................     476,949      2,385      8,970     (1,836)         -        9,519
Cash in Lieu of Fractional Shares...........................           -          -        (47)         -          -          (47)

Balance at September 30, 1993...............................  57,343,118   $286,716   $198,797   $661,362          -   $1,146,875


FOR THE NINE MONTHS ENDED
  September 30, 1994
Balance at January 1, 1994................................... 58,154,486   $290,761   $205,173   $689,699          -   $1,185,633
Net Income...................................................          -          -          -    115,213          -      115,213
Common Stock Dividends Declared..............................          -          -          -    (57,767)         -      (57,767)
Sales of Stock Under Dividend Reinvestment,
   Stock Option and Employee Benefit Plans...................    105,204         50       (222)      (754)    $2,842        1,916
Purchases of Treasury Stock..................................   (610,500)         -          -          -    (18,484)     (18,484)
Unrealized Gain on Investment Securities Available
     for Sale, Net of Taxes..................................          -          -          -     (1,880)         -       (1,880)
Common Stock Warrants Issued In Merger.......................                            4,000                              4,000
Common Stock Issued in Merger................................    154,712        774      2,198          -          -        2,972
Cash in Lieu of Fractional Shares............................          -          -         (7)         -          -           (7)
Balance at September 30, 1994................................ 57,803,902   $291,585   $211,142   $744,511   ($15,642)  $1,231,596

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

2)   Acquisitions

     In July 1994, Meridian acquired McGlinn Capital Management, Inc., an investment advisory firm with $2.8 billion in assets under direct management, for warrants for 500,000 shares of
Meridian common stock and cash.   The transaction was recorded as
a purchase for financial accounting purposes.

     In August 1994, Meridian announced a letter of intent to acquire United Counties Bancorporation, of Cranford, New Jersey in a stock-for-stock exchange valued at $376 million. Under terms of the letter of intent, each share of United Counties' common stock would be exchanged for 5.25 shares of Meridian common stock. The transaction is expected to be accounted for as a pooling of interests. United Counties is a $1.7 billion bank holding company with 36 branches in five New Jersey counties.
The letter of intent, which expires on December 12, 1994, is subject to the execution of a definitive agreement. Subject to shareholder and regulatory approvals, it is anticipated that the transaction would be consummated in the first half of 1995.

3)   Securities Transactions

     Total gains (losses) from securities transactions, which were included in the following categories in the other income section of the consolidated statements of income, are as follows:

                                     Three Months Ended
                                        September 30
                                     1994         1993
Broker-Dealer and Investment
  Banking                          $(  44,000) $  (97,000)
Net Securities Gains                2,110,000   9,943,000

Total Securities Gains             $2,066,000  $9,846,000

                                    Nine Months Ended

                                      September 30
                                     1994         1993
Broker-Dealer and Investment
  Banking                           ($46,000)  $   103,000
Net Securities Gains               2,751,000    24,614,000

Total Securities Gains           $2,705,000    $24,717,000


4)   Employee Stock Ownership Plan

     In August 1994 the Board of Directors authorized the repurchase of approximately 2 million shares of common stock as part of the adoption of an employee stock ownership plan (ESOP). Repurchased shares will be used for distribution to employees of Meridian and certain of its affiliated companies as an additional qualified plan of deferred compensation.

5)   Recently Issued Accounting Standards

     During the second quarter of 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" (SFAS 114). SFAS 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate.

     In October 1994, SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" was issued. SFAS No. 118 amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan.

     In October 1994, SFAS No. 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" was issued. SFAS No. 119 requires disclosures about derivative financial instruments - futures, forward, swap, and option contracts, and other financial instruments with similar characteristics. It also amends existing requirements of SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk" and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments".

     The effective dates for SFAS 114, SFAS 118 and SFAS 119 are fiscal years 1995, 1995 and 1994, respectively, although earlier adoption is permitted. Management is currently analyzing the impact of both SFAS 114 and SFAS 118 and has not yet determined their impact on Meridian's consolidated financial position and results of operations.

6)   Commitments and Contingencies

     At September 30, 1994, there were outstanding commitments, contingent liabilities, and off-balance sheet financial instruments on which management does not anticipate any material losses. These include, among other things, commitments to extend credit, letters of credit undertaken in the normal course of business, and various off-balance sheet financial instruments used in conducting Meridian's business activities and in managing its balance sheet risks.

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

                             PART II



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               27 Financial Data Schedule

          (b)  Reports on Form 8-K

               The Company filed a Current Report on Form 8-K dated August 30, 1994 to report the signing of a letter of intent between Meridian Bancorp, Inc. and United Counties Bancorporation, providing for the merger of United Counties Bancorporation with and into Meridian Bancorp, Inc.


                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 1994        /s/ Michael J. Mizak, Jr.
                         Michael J. Mizak, Jr.,
                         Senior Vice President and Controller
                         (Authorized Officer and Principal
                         Accounting Officer)

                          EXHIBIT INDEX


Exhibit No.    Description

    27         Financial Data Schedule