Form 10-K405
MERIDIAN BANCORP INC
filed 1995-03-31
CIK 723916

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1994, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ______ to ______________.

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
          Preferred Stock Purchase Rights

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No
                                               -------     -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates, on the basis of the sale price as of February 15, 1995, was $1,574,879,250. As of February 15, 1995, the Registrant had 57,843,092
shares of such Common Stock outstanding.

     Documents incorporated by reference. Portions of the following documents are incorporated herein by reference: Proxy Statement of the Registrant relating to the Registrant's Annual Meeting of Shareholders to be held April 25, 1995,
Part III.

                                     PART I

ITEM 1.

Meridian Bancorp, Inc.
----------------------

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

Bank Subsidiaries - Meridian Bank, Delaware Trust Company and Meridian Bank,
-----------------------------------------------------------------------------
New Jersey
----------

          Meridian Bank conducts its business principally through 270 banking offices located in 29 eastern and central Pennsylvania counties.

          Delaware Trust, a Delaware banking corporation, was incorporated in 1899 under the Delaware General Corporation Law and acquired banking powers through its merger in 1910 with Delaware Savings Bank, which was created in 1905 by a special act of the General Assembly of the State of Delaware. Delaware Trust operates 26 branches in New Castle, Kent and Sussex Counties, Delaware.

          In January 1993, the Registrant caused the formation of Meridian Bank, New Jersey, a New Jersey state-chartered banking institution, to effect the acquisition of Cherry Hill National Bank, which was completed in April 1993. Meridian Bank, New Jersey operates 29 branches in seven southern New Jersey Counties.

          At December 31, 1994, Meridian Bank, Delaware Trust and Meridian Bank, New Jersey had total deposits of $9.7 billion, $1.2 billion and $556 million, respectively, total loans of $8.7 billion, $972 million and $153 million, respectively, and total assets of $12.8 billion, $1.4 billion and $651 million, respectively.

          Meridian Bank, Delaware Trust and Meridian Bank, New Jersey provide a wide variety of services, including secured and unsecured financing, real estate financing, checking, savings and time deposit accounts, as well as the offering of cash management and a variety of other specialized financial services to individuals, businesses, municipalities and other governmental bodies. In addition, Meridian Capital Markets, Inc. a division of Meridian Bank, engages in the underwriting of municipal obligations and various other investment banking, mortgage banking and related activities permitted by law for banks.

Other Subsidiaries of the Registrant
------------------------------------

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

          Meridian Asset Management, Inc. ("MAM") and its subsidiaries, Meridian Trust Company and Meridian Investment Company, provide services formerly provided by the trust departments of the predecessors of Meridian Bank. These services include personal and corporate trust, asset management and related services and investment advisory services. Meridian Trust Company is a Pennsylvania trust company with full trust powers. Meridian Investment Company is an investment advisory firm registered with the Securities and Exchange Commission and the Pennsylvania Securities Commission. As of December 31, 1994, assets being administered in one or more fiduciary capacities by MAM or one of its subsidiaries had an aggregate market value of approximately $14.2 billion, of which MAM or one of such subsidiaries had sole or joint investment responsibility for approximately $5.7 billion. Meridian Trust Company of California was organized by MAM in 1989 and engaged in personal and corporate trust activities in California; a sale is pending for the business of Meridian Trust Company of California.

          In addition to fiduciary services provided by MAM and its subsidiaries, Delaware Trust Capital Management, Inc., a Delaware bank and trust company and a wholly-owned subsidiary of Delaware Trust, performs trust and related financial services. Prior to the commencement of operations by Delaware Trust Capital Management, Inc. in January 1989, such services were performed by the Capital Management Group of Delaware Trust. As of December 31, 1994, assets being administered in one or more fiduciary capacities by Delaware Trust Capital Management, Inc. had an aggregate market value of approximately $14.8 billion, of which it had sole or joint investment responsibility for approximately $1.5 billion.

          McGlinn Capital Management, Inc. is a registered investment advisory firm acquired in July 1994. Assets under management by McGlinn Capital Management as of December 31, 1994 had an aggregate market value of approximately $2.7 billion.

          Meridian Securities, Inc. is registered as a broker with the Securities and Exchange Commission and the Pennsylvania Securities Commission and is a member of the National Association of Securities Dealers, Inc.

          Meridian Capital Corp., a wholly-owned subsidiary of the Registrant, previously was a small business investment company licensed by the SBA. This subsidiary is presently inactive and the Registrant intends to liquidate it during 1995.

          Meridian Acceptance Corp., a wholly-owned subsidiary of the Registrant, engages in the business of purchasing motor vehicle installment sale contracts originating in the State of New Jersey.

          Meridian Commercial Finance Corporation was formed in 1994 to engage in secured commercial lending.

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

          Meridian Auto Leasing, Inc., a wholly-owned subsidiary of Meridian Bank, conducts the automobile leasing activities previously conducted by Meridian Bank.

          Meridian Asset Servicing Corp. was formed in 1993 to hold title to and liquidate real estate acquired through foreclosure on defaulted loans.

Supervision and Regulation
--------------------------

          Various requirements and restrictions under the laws of the United States and the states in which the Registrant and its subsidiaries do business affect the Registrant and its subsidiaries.

          General
          -------

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

          The Registrant's subsidiary banks are subject to supervision and examination by applicable federal and state banking agencies. All of the Registrant's subsidiary banks are insured by, and therefore subject to the regulations of, the Federal Deposit Insurance Corporation (the "FDIC"). In addition, Meridian Bank is a Pennsylvania bank and trust company and member of the Federal Reserve System subject to supervision and regulation by the Pennsylvania Department of Banking and the Federal Reserve Board. Delaware Trust Company is a Delaware banking corporation subject to supervision and regulation by the Delaware State Bank Commissioner, and Meridian Bank, New Jersey, is a New Jersey state bank subject to supervision and regulation by the New Jersey Department of Banking. The Registrant's subsidiary banks are also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Registrant's subsidiary banks. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

          Holding Company Structure
          -------------------------

          The Registrant's subsidiary banks are subject to restrictions under federal law which limit the transfer of funds by each of them to the Registrant and its nonbanking subsidiaries, whether in the form of loans, other extensions of credit, investments or asset purchases. Such transfers by any subsidiary bank to the Registrant or any nonbanking subsidiary are limited in amount to 10% of such subsidiary bank's capital and surplus and, with respect to the Registrant and all nonbanking subsidiaries, to an aggregate of 20% of such subsidiary bank's capital and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts, and all such transactions are required to be on an arm's length basis.

          The Federal Reserve Board has issued regulations under the BHCA that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve Board, pursuant to such regulations, may require the Registrant to stand ready to use its resources to provide adequate capital funds to its banking subsidiaries during periods of financial stress or adversity. This support may be required at times when, absent such regulations, the bank holding company might not otherwise provide such support. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as described below) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency, up to specified limits. Under the BHCA, the Federal Reserve Board has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

          Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled depository institution in danger of default.

          Regulatory Restrictions on Dividends
          ------------------------------------

          Dividend payments by Meridian Bank to the Registrant are subject to the Pennsylvania Banking Code of 1965 (the "Banking Code") and the Federal Deposit Insurance Act (the "FDIA"). Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the FDIA, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC.

          The declaration and payment of dividends by Delaware Trust to the Registrant are subject to the Delaware Banking Code and the FDIA. Under the Delaware Banking Code, no dividends may be paid except from "net profits" (generally, net income as defined under federal regulations and reported to the State Bank Commissioner). Additional restrictions apply unless Delaware Trust's surplus fund is equal to the amount of its common stock.

          The declaration and payment of dividends by Meridian Bank, New Jersey to the Company are subject to the New Jersey Banking Act of 1948 and the FDIA. Under the New Jersey Banking Act of 1948, Meridian Bank, New Jersey cannot pay a cash dividend unless following such dividend, the Bank's surplus will equal at least fifty percent of the capital stock or the payment of the dividend will not reduce the Bank's surplus.

          State and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks. Adherence to such standards further limits the ability of banks to pay dividends.

          Under these policies and subject to the restrictions applicable to the Registrant's subsidiary banks, such subsidiary banks could declare in the remainder of 1995, without prior regulatory approval, aggregate dividends of $101.2 million, plus net profits for the remainder of 1995.

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

          FDIC Insurance Assessments
          --------------------------

          FIRREA created two deposit insurance funds to be administered by the FDIC - the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF"). On an aggregate basis, substantially all of Registrant's subsidiary banks' deposits are insured under the BIF; however, certain deposits assumed by Meridian Bank and Meridian Bank, New Jersey in connection with the purchase of failed institutions from the Resolution Trust Corporation are treated and assessed as SAIF-insured deposits. The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures.

          Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to gauging the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10.00% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6.0% or greater and a Tier 1 leverage ratio of 5.0% or greater, are assigned to the well-capitalized group. As of December 31, 1994, Registrant's subsidiary banks were subject to FDIC deposit insurance assessments at the rate of $.23 for every $100 of deposits.

          The FDIC has reported that it anticipates that the BIF could reach its statutory reserve ratio requirement in 1995. Consequently, the FDIC has proposed a significant reduction of assessment rates applicable to BIF members. While such a reduction in BIF assessment rates will result in lower deposit insurance premiums paid by Delaware Trust Company, and by Meridian Bank and Meridian Bank, New Jersey with respect to their deposits assessed at BIF rates, there can be no assurance when, if ever, the FDIC will adopt its proposed assessment rates. According to the proposed rate schedule, BIF institutions deemed to have the highest risk will pay up to $0.31 for every $100 of deposits annually while those deemed to have the least risk will pay $0.04 for every $100 of deposits annually. At the same time, the FDIC has indicated that it anticipates that the SAIF assessment rate in even the lowest risk-based category will not fall below the current rate of $0.23 for every $100 of deposits before 2002. Therefore, Meridian Bank and Meridian Bank, New Jersey could pay higher assessments on their deposits which are assessed at SAIF rates.


          Capital Adequacy
          ----------------

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

          In addition to the risk-based capital guidelines, the Federal Reserve Board established minimum leverage ratio (Tier 1 capital to total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum. Each of the Registrant's subsidiary banks is subject to similar capital requirements adopted by its primary federal regulator. The Registrant and each of its subsidiary banks exceed all applicable capital requirements.

          FDICIA requires each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities. In September 1993, the Federal Reserve Board, the Office of the Comptroller of the Currency ("OCC") and the FDIC issued a joint notice of proposed rulemaking seeking public comment on two alternative proposed revisions to the risk-based capital rules to take account of interest rate risk. Under the first alternative proposed, interest rate risk would be measured by either an internal bank model or a supervisory model. If interest rate risk in excess of 1 percent of assets is identified, the bank's risk-weighted assets would be increased, and the bank's risk-based capital ratio would accordingly decrease. A bank may be required to add capital if excess interest rate risk caused its risk-based capital ratio to fall below regulatory minimums. Under the second approach, the level of measured interest rate risk would be just one of several factors that examiners would consider when evaluating a bank's capital needs relating to interest rate risk. Other factors considered would include the quality of the bank's interest rate risk management, internal controls, and the overall financial condition of the bank, including earnings capacity, capital base and other identified risks. The Registrant is unable to predict the form in which these proposed regulations will ultimately be adopted or the effect such regulations would have on the operations and capital adequacy of the Registrant and the subsidiary banks.

          The federal regulators adopted final rules relating to concentration of credit risk and risks of non-traditional activities effective on January 17, 1995. The agencies declined to adopt a quantitative test for concentrations of credit risk and, instead, provided that such risk would be considered in addition to other risks in assessing an institution's overall capital adequacy. Institutions with higher concentration of credit risk will be required to maintain greater levels of capital. Similarly, the federal agencies incorporated the evaluation of the risks of non-traditional activities into the overall assessment of capital adequacy. The agencies indicated that proposed rules regarding specific types of non-traditional activities will be promulgated from time to time.

          Other Provisions of FDICIA
          --------------------------

          FDICIA required the federal banking agencies to promulgate regulations specifying the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under these regulations, a bank is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level. An "adequately capitalized" bank is defined under the regulations as one that has
(i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% of greater, (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with the highest composite regulatory examination rating) and (iv) does not meet the definition of a well capitalized bank. A bank will be considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with the highest regulatory examination rating of 1); (B) "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier 1 risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3%; and (C) "critically undercapitalized" if the bank has a ratio of tangible equity to total assets of equal to or less than 2%. Notwithstanding the foregoing, the applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a "well capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings).

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

          Each depository institution must submit audited financial statements to its primary regulator and the FDIC, which reports are made publicly available. In addition, the audit committee of each depository institution must consist of outside directors and the audit committee at "large institutions" (as defined by FDIC regulation) must include members with banking or financial management expertise. The audit committee at "large institutions" must also have access to independent outside counsel. In addition, an institution must notify the FDIC and the institution's primary regulator of any change in the institution's independent auditor, and annual management letters must be provided to the FDIC and the depository institution's primary regulator. The regulations define a "large institution" as one with over $500 million in assets, which would include the Company. Also, under the rule, an institution's independent auditor must examine the institution's internal controls over financial reporting and perform agreed-upon procedures to test compliance with laws and regulations concerning safety and soundness.

          Under FDICIA, each federal banking agency must prescribe certain safety and soundness standards for depository institutions and their holding companies. Three types of standards must be prescribed: asset quality and earnings, operational and managerial, and compensation. Such standards would include a ratio of classified assets to capital, minimum earnings, and, to the extent feasible, a minimum ratio of market value to book value for publicly traded securities of such institutions and holding companies. Operational and managerial standards must relate to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting,
(iv) interest rate exposure, (v) asset growth and (vi) compensation, fees and benefits. In November 1993, the federal banking agencies released proposed rules setting forth some of the required safety and soundness standards. Under such proposed rules, if the primary federal regulator determines that any standard has not been met, the regulator can require the institution to submit a compliance plan that describes the steps the institution will take to eradicate the deficiency. Failure to adopt or implement a compliance plan could lead to further sanctions by the responsible regulator. Pursuant to the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Community Development Act"), federal banking agencies have been given the discretion to adopt safety and soundness guidelines rather than regulations. Holding companies such as the Company are no longer subject to the relevant statutory requirement.

          Provisions of FDICIA relax certain requirements for mergers and acquisitions among financial institutions, including authorization of mergers of insured institutions that are not members of the same insurance fund, and provide specific authorization for a federally chartered savings association or national bank to be acquired by any insured depository institution.

          Under FDICIA, all depository institutions must provide 90 days notice to their primary federal regulator of branch closings, and penalties are imposed for false reports by financial institutions. Depository institutions with assets in excess of $250 million must be examined on-site annually by their primary federal or state regulator or the FDIC.

          FDICIA also sets forth Truth in Savings disclosure and advertising requirements applicable to all depository institutions.

          Interstate Banking
          ------------------

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

          On September 29, 1994, Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Law"), which amended various federal banking laws to provide for nationwide interstate banking, interstate bank mergers and interstate branching. The interstate banking provisions allow, effective September 29, 1994, for the acquisition by a bank holding company of a bank located in another state.

          Interstate bank mergers and branch purchase and assumption transactions will be allowed effective June 1, 1997; however, states may "opt-out" of the merger and purchase and assumption provisions by enacting a law which specifically prohibits such interstate transactions. States may, in the alternative, enact legislation to allow interstate merger and purchase and assumption transactions prior to June 1, 1997. States may also enact legislation to allow for de novo interstate branching by out of state banks.

          The Interstate Banking Law also contains provisions which allow affiliated banks, such as the Registrant's subsidiary banks to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations, as agent for an affiliated depository institution without being considered a branch of the affiliate depository institution. Registrant's subsidiary banks are in the process of implementing procedures under this provision, allowing for customers to utilize banking services across state lines.

          Proposed Legislation
          --------------------

          Legislation has been introduced in Congress, from time to time, that would repeal portions of the Glass Steagall Act, which forbids commercial banks from underwriting corporate securities and certain municipal securities. There is active consideration by Congress of such proposed legislation at this time. The Registrant is continuously evaluating whether it can and should avail itself of securities powers that may be permitted if such legislation is enacted.

          Competition
          -----------

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

          Acquisitions and de novo expansion effected under the Interstate Banking Law may introduce new competitors to the Registrant's market area. Additionally, the manner in which banking institutions conduct their operations may change materially as the activities in which bank holding companies and their banking and nonbanking subsidiaries are permitted to engage increase, and funding and investment alternatives continue to broaden, although the long-range effects of these changes cannot be predicted, with reasonable certainty, at this time. These changes most probably will further narrow the differences and intensify competition between and among commercial banks, thrift institutions and other financial service companies.

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

Employees
---------

          As of December 31, 1994, the Registrant and its subsidiaries employed 6,939 persons on a full-time equivalent basis. The Registrant and its subsidiaries provide a full range of employment benefits and consider their relationships with their employees to be excellent.

ITEM 2.  PROPERTIES

          As of December 31, 1994, the Registrant, or a subsidiary of the Registrant, owned 200 properties in fee and leased 188. The properties owned in fee were at such date subject to liens, encumbrances or collateral assignments amounting in the aggregate to approximately $2.7 million.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

          Certain information, including principal occupation during the past five years, relating to each executive officer of the Registrant is set forth below:

                                    Principal Occupation
       Name                  Age    For Last Five Years
       ----                  ---    --------------------

Samuel A. McCullough          56    Chairman and Chief Executive Officer,
                                    Registrant since February 1988; prior
                                    thereto, President and Chief Executive
                                    Officer, Registrant from June 1983; also, a
                                    Director of the Registrant and Chairman, Meridian Bank.

Ezekiel S. Ketchum            59    President, Registrant since February 1988
                                    and Chief Operating Officer since December
                                    1992; prior thereto, Vice Chairman,
                                    Registrant from September 1984; also, a
                                    Director of the Registrant and President and Chief Executive Officer, Meridian Bank.

David E. Sparks               50    Vice Chairman and Chief Financial Officer,
                                    Registrant and Meridian Bank since February
                                    1991; also a Director of the Registrant and Meridian Bank since 1993; prior thereto, Vice Chairman, Treasurer and Chief Financial
                                    Officer, Registrant and Meridian Bank from
                                    February 1990; prior thereto, Executive Vice
                                    President, Midlantic Corporation from 1985.

William M. Fenimore, Jr.      51    Group Executive Vice President, Chief
                                    Technology Officer and Head of Strategic
                                    Planning, Registrant and Meridian Bank,
                                    since September 12, 1994; prior thereto, Executive Vice President CoreStates
                                    Financial Corp., since 1988; prior,
                                    President, CEO Hamilton Bank, a subsidiary of CoreStates Financial Corp., since 1985.

P. Sue Perrotty               41    Group Executive Vice President and Head of
                                    Strategic Marketing and Distribution System
                                    Development, Registrant and Meridian Bank since

                                    September 6, 1994; prior thereto, Executive
                                    Vice President, Registrant and Meridian Bank since July 1989; prior thereto, Senior Vice President, Registrant and Meridian Bank.

John F. Porter, III           60    Chairman, President and Chief Executive
                                    Officer, Delaware Trust Company since July
                                    1988; prior thereto, President, Delaware
                                    Trust Company.

Paul W. McGloin               47    Executive Vice President,
                                    Registrant and Meridian Bank
                                    from July 1985.

Robert J. Unruh               48    Chairman, Meridian Securities,
                                    Inc. since April 1990; also,
                                    Executive Vice President,
                                    Registrant and Meridian Bank
                                    from February 1985.

Jan S. Berninger              38    President, Lehigh Valley Division, Meridian
                                    Bank since December 1992; prior thereto, Executive Vice President, Corporate and
                                    Commercial Banking, Delaware Valley
                                    Division, Meridian Bank, June 1992 to
                                    December 1992; prior thereto, Senior Vice
                                    President, Meridian Bank from 1986.

David R. Bright               55    President, Delaware Valley Division,
                                    Meridian Bank since February 1988; prior thereto, Executive Vice President,
                                    Berks/Schuylkill Division, Meridian Bank since 1987.

Thomas P. Dautrich            46    President, Susquehanna Valley Division,
                                    Meridian Bank since February, 1990; prior thereto, Executive Vice President,
                                    Registrant from December 1989; prior
                                    thereto, Senior Vice President, Registrant and Meridian Bank from 1986.

Alice D. Flaherty             46    Executive Vice President, Registrant and
                                    Meridian Bank
                                    since December 1991; prior thereto, Senior
                                    Vice President, Registrant and Meridian Bank from 1985.

R. William Holland            51    Executive Vice President and Director of
                                    Human Resources, Registrant and Meridian
                                    Bank since August 8, 1994; prior thereto,
                                    Vice President Human Resources, University of Pennsylvania, Philadelphia, 1992 to 1994;
                                    prior, Vice President of Employment, Charles
                                    Schwab 1989-1992; and prior thereto, Vice
                                    President of Human Resources, Chase
                                    Manhattan Bank, 1986-1989.

Wayne R. Huey, Jr.            50    Executive Vice President, Registrant and
                                    Meridian Bank since January 1988; prior
                                    thereto, President Lehigh Valley Division,
                                    Meridian Bank from April 1986.

Richard E. Meyers             48    Executive Vice President, Registrant since
                                    1983; also, Executive Vice President,
                                    Meridian Bank.


George W. Millward            45    Executive Vice President, Registrant since
                                    May 1992; prior thereto, managing associate, Coopers & Lybrand January 1987 to April
                                    1992.

Thomas G. Strohm              45    Executive Vice President, Registrant since
                                    April 1991; prior thereto Senior Vice
                                    President, Registrant from 1986.

George W. Grosz               57    President and Chief Executive Officer of
                                    Meridian Asset Management, Inc. since May
                                    16, 1994; prior thereto, Executive Vice
                                    President of Riggs National Bank,
                                    Washington, D.C. since 1987.

Michael J. Mizak, Jr.         43    Senior Vice President and Controller,
                                    Registrant and Meridian Bank since June
                                    1991; prior thereto, Senior Vice President and Controller, Registrant from May 1990;
                                    prior thereto, Senior Vice President,
                                    Meridian Bank from May 1989; prior thereto,
                                    Senior Vice President, Registrant from
                                    November 1984.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

          Shares of the Registrant's Common Stock are traded nationally in the over-the-counter market under the symbol MRDN and are quoted on the NASDAQ National Market System. As of February 15, 1995, the Registrant had 26,880 shareholders of record holding the Registrant's Common Stock.

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

    Quarter    Dividends  High    Low     Close
    -------    ---------  ------  ------  ------
    1993
    ----
    First....     .30     35-3/4  29-3/4  33
    Second...     .32     34      26-3/4  32-1/2
    Third....     .32     34-5/8  30-1/4  32-7/8
    Fourth...     .32     33-1/8  27-3/4  28-1/2

    1994
    ----
    First....     .32     31-1/8  26-7/8  29-1/8
    Second...     .34     33-1/4  27-3/8  30-3/8
    Third....     .34     33-1/8  28-3/4  28-3/4
    Fourth...     .34     29-1/4  25-1/2  26-5/8

ITEM 6.   SELECTED FINANCIAL DATA

     The following sets forth certain selected historical consolidated financial data of Meridian for the periods indicated.


 (Dollars In Thousands, Except Per Share Data)

                               1994         1993         1992             1991         1990         1989
                            -----------  -----------  -----------      -----------  -----------  -----------
  RESULTS OF OPERATIONS
   FOR THE YEAR
  Interest Income.........  $   985,040  $   961,690  $ 1,016,181      $ 1,123,711  $ 1,246,867  $ 1,120,165
  Interest Expense........      372,624      344,398      442,998          623,675      775,495      703,116
                            -----------  -----------  -----------      -----------  -----------  -----------
  Net Interest Income.....      612,416      617,292      573,183          500,036      471,372      417,049
  Provision for Possible
   Loan Losses............       27,321       56,101       68,827          106,750      140,746       30,517
                            -----------  -----------  -----------      -----------  -----------  -----------
  Net Interest Income
   After Provision for
   Possible Loan Losses...      585,095      561,191      504,356          393,286      330,626      386,532
  Non-Interest Income.....      240,815      285,270      242,878          261,200      188,227      147,632
  Non-Interest Expenses...      593,222      636,853      561,850          486,427      432,380      383,528
                            -----------  -----------  -----------      -----------  -----------  -----------
  Income from Continuing
   Operations Before
   Income Taxes and
   Cumulative Effect of
   Changes in Accounting
   Principles.............      232,688      209,608      185,384          168,059       86,473      150,636
  Provision for Income
   Taxes..................       70,600       59,068       48,679           43,873       23,806       33,671
                            -----------  -----------  -----------      -----------  -----------  -----------
  Income from Continuing
   Operations Before
   Cumulative Effect of
   Changes in Accounting
   Principles.............      162,088      150,540      136,705          124,186       62,667      116,965
  Loss From Discontinued
   Operations, Net of
   Taxes..................           --           --           --           (6,500)     (25,983)     (11,114)
                            -----------  -----------  -----------      -----------  -----------  -----------
  Income Before Cumulative
   Effect of Changes in
   Accounting Principles..      162,088      150,540      136,705          117,686       36,684      105,851
  Cumulative After-Tax
   Effect of Changes in
   Accounting Principles..       (2,730)       7,221           --               --           --           --
                            -----------  -----------  -----------      -----------  -----------  -----------
  Net Income..............      159,358      157,761      136,705          117,686       36,684      105,851
  Less Preferred
   Dividends..............           --           --           --               --           --        1,885
                            -----------  -----------  -----------      -----------  -----------  -----------
  Net Income Applicable to
   Common Stock...........  $   159,358  $   157,761  $   136,705      $   117,686  $    36,684  $   103,966
                            ===========  ===========  ===========      ===========  ===========  ===========
  Net Interest Margin
   (Taxable Equivalent
   Basis).................         4.73%        4.96%        4.77%            4.47%        4.16%        4.26%
  Return on Average
   Assets/(1)/............         1.10%        1.11%        1.00%             .96%         .47%        1.00%
  Return on Average Common
   Shareholders'
   Equity/(1)/............        13.26%       14.17%       13.63%           14.31%        7.46%       14.61%
  Fully Diluted Earnings
   Per Share
   Income from Continuing
   Operations Before
   Cumulative Effect of
   Changes in Accounting
   Principles.............  $      2.80  $      2.61  $      2.44      $      2.35  $      1.22  $      2.30
   Loss from Discontinued
    Operations, Net of
    Taxes.................           --           --           --             (.12)        (.51)        (.22)
   Income Before
    Cumulative Effect of
    Changes in Accounting
    Principles............         2.80         2.61         2.44             2.23          .71         2.08
   Cumulative After-Tax
    Effect of Changes in
    Accounting Principles.         (.05)         .13           --               --           --           --
   Net Income.............         2.75         2.74         2.44             2.23          .71         2.08
  Dividends Declared Per
   Common Share...........         1.34         1.26          .90(/2/)        1.20         1.20         1.13
  Dividends Paid Per
   Common Share...........         1.34         1.26         1.20             1.20         1.20         1.10
  Ratio of Dividends
   Declared to Net Income.           49%          43%          35%              48%         149%          48%
  FINANCIAL CONDITION AT
   YEAR-END
  Securities..............  $ 3,307,413  $ 3,060,147  $ 3,405,727      $ 2,853,581  $ 2,153,977  $ 2,233,674
  Loans...................    9,757,623    8,988,044    8,551,597        8,498,050    9,440,894    8,976,844
  Assets..................   15,052,647   14,084,787   14,290,325       13,205,391   13,444,753   13,411,530
  Deposits................   11,379,567   11,346,151   11,774,702       10,948,133   10,573,972   10,854,666
  Total Shareholders'
   Equity.................    1,215,085    1,185,633    1,059,319          947,733      817,413      829,682
  Book Value Per Common
   Share..................        21.50        20.39        18.75            17.21        15.88        16.33
  Common Shares
   Outstanding............   56,506,642   58,154,486   56,491,396       55,064,521   51,475,965   50,808,962
  Total Shareholders'
   Equity to Assets.......         8.07%        8.42%        7.41%            7.18%        6.08%        6.19%
  Risk-Based Capital
   Ratio..................        12.73%       13.67%       11.61%           10.37%        8.23%        8.72%
  Allowance for Possible
   Loan Losses............      169,402      173,388      165,512          179,167      157,505       97,730
  Allowance for Possible
   Loan Losses to Loans...         1.74%        1.93%        1.94%            2.11%        1.67%        1.09%
  Allowance for Possible
   Loan Losses to Non-
   Performing Loans.......          188%         136%         115%             106%         103%         110%
  Non-Performing Assets as
   Percentage of Loans and
   Assets Acquired in
   Foreclosures...........         1.24%        1.98%        2.48%            2.87%        1.96%        1.04%
  Non-Performing Assets
   and Loans Past Due 90
   or more Days as to
   Interest or Principal
   as a Percentage of
   Loans and Assets
   Acquired in
   Foreclosures...........         1.47%        2.25%        2.96%            3.51%        2.56%        1.58%

 /(1)/ Calculation is based upon continuing operations.
 /(2)/ Reflects new dividend payment schedule adopted in the first quarter of 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

 Meridian Bancorp, Inc. (Meridian) reported net income of $159.4 million in 1994 compared to $157.8 million in 1993, an increase of 1%. Earnings per fully diluted share were $2.75 in 1994 compared to $2.74 in 1993.
 The returns on average assets and on average common shareholders' equity were 1.10% and 13.26%, respectively, in 1994 compared to 1.11% and 14.17%, respec-tively, in 1993.
 Both years included the effects of accounting changes which reduced net in-come in 1994 by $2.7 million or $.05 per share and increased net income in 1993 by $7.2 million or $.13 per share. These accounting changes, which are discussed later, related to certain postemployment benefits in 1994 and income taxes in 1993. Income before accounting changes was $162.1 million in 1994 compared to $150.5 million in 1993, an increase of 8%. Earnings per fully di-luted share before accounting changes increased by 7%, from $2.61 in 1993 to $2.80 in 1994.
 The major changes in net income per fully diluted share between 1994 and 1993, and a discussion of such changes, is as follows.

  Net income per fully diluted share in
   1993................................  $2.74
  Increase (decrease) resulting from:
   Decline in net interest income......   (.08)
   Decrease in provision for possible
    loan losses........................    .50
   Decrease in non-interest income.....   (.77)
   Reduction in non-interest expenses..    .76
   Increase in provision for income
    taxes..............................   (.20)
   Increase in average shares
    outstanding........................   (.02)
                                         -----
  Increase in income before cumulative
   effect of changes in accounting
   principles..........................    .19
  Cumulative effect of changes in
   accounting principles...............   (.18)
                                         -----
  Net income per fully diluted share in
   1994................................  $2.75
                                         =====

 Net interest income was $612.4 million in 1994 compared to $617.3 million in 1993, a decrease of less than 1%. On a taxable-equivalent basis, net interest income was $630.1 million in 1994 compared to $639.3 million in 1993. The net interest margin was 4.73% in 1994 compared to 4.96% in 1993. The net interest margin was affected in 1994 by asset and liability repricing in the current interest rate environment and the impact of bank acquisitions.
 The provision for possible loan losses was $27.3 million in 1994, down from $56.1 million in 1993. The decline over the past year resulted from continued improvement in loan quality. Non-performing loans declined to $90.3 million at December 31, 1994, or .93% of loans, from $127.6 million or 1.42% at the end of last year. The ratio of the allowance for possible loan losses to non-per-forming loans was 188% at December 31, 1994 compared to 136% a year ago. Total non-performing assets also declined to $121.7 million at December 31, 1994, or 1.24% of loans and assets acquired in foreclosures, compared to $178.8 million or 1.98% at year-end 1993. Net loans charged-off in 1994 were $32.5 million, or .35% of average loans, down from $51.3 million, or .59% of average loans, in 1993. The allowance for possible loan losses was 1.74% of total loans at December 31, 1994 compared to 1.93% a year ago.
 Non-interest income was $240.8 million in 1994 compared to $285.3 million in 1993, a decrease of $44.5 million, or 16%. Broker-dealer and investment bank-ing revenues decreased by $26.5 million because of reduced profitability on trading volumes resulting from financial market conditions and the current in-terest rate environment. In addition, mortgage banking fees declined by $18.5 million, reflecting lower origination and servicing volumes due to rising in-terest rates and the reduction in scope of Meridian's mortgage banking activi-ties. Also, net gains from securities transactions decreased by $22.3 million between the two years. An improvement in other revenues offset a portion of these declines. Trust revenues increased by $13.0 million between the two years, partially as a result of the acquisition of McGlinn Capital Management in July 1994. Service charges on deposits and fees for other customer services increased by $5.7 million over last year.
 Non-interest expenses were $593.2 million in 1994 compared to $636.9 million in 1993, a decrease of $43.7 million, or 7%. Expenses declined by $23.1 mil-lion, or 4%, between the two years exclusive of non-recurring merger expenses related to the Commonwealth acquisition and restructuring of Meridian's mort-gage banking activities in 1993 and expenses related to the downsizing of the mortgage banking activities in 1994.
 Total assets at December 31, 1994 were $15.1 billion compared to $14.1 bil-lion at the end of 1993. Total loans were $9.8 billion compared to $9.0 bil-lion a year ago, a 9% increase. Each of the major loan categories grew over the last twelve months. Total deposits were $11.4 billion at December 31, 1994, almost unchanged from the balance of a year ago. Meridian continues to fund a significant portion of its assets with deposits acquired in its local marketplace.
 Shareholders' equity was $1.22 billion or 8.07% of total assets at December 31, 1994 compared to $1.19 billion or 8.42% a year ago. Equity was impacted by Meridian's purchase of 1.8 million shares of common stock during 1994, as dis-cussed later. The ratio of tangible shareholders' equity to assets, which ex-cludes $136.2 million of intangible assets in 1994 and $96.8 million in 1993, was 7.23% at December 31, 1994 compared to 7.78% at December 31, 1993. Meridi-an's risk-based capital ratio was 12.73% of total risk weighted assets at De-cember 31, 1994, in excess of the 10% regulatory requirement for well capitalized institutions. The ratio was 13.67% at December 31, 1993. Book value per common share was $21.50 at De-cember 31, 1994 compared to $20.39 at December 31, 1993, an increase of 5%.

NET INTEREST INCOME AND RELATED ASSETS AND LIABILITIES (INCLUDING DERIVATIVES)

 Net interest income is the single largest component of Meridian's operating income. Net interest income totaled $612.4 million in 1994 compared to $617.3 million in 1993, a decrease of approximately 1%. Taxable-equivalent net inter-est income was $630.1 million in 1994 compared to $639.3 million in 1993, also a decrease of 1%. The level of net interest income results from the interac-tion between the volume and mix of interest-earning assets and the related funding sources, and the net interest margin. In 1994, the positive impact on net interest income of earning asset growth was offset by a 23 basis point de-cline in the net interest margin as a result of asset and liability repricing in the current interest rate environment. The net interest margin was 4.73% in 1994 compared to 4.96% in 1993, as can be seen in Table 1.
 Average interest-earning assets increased to $13.3 billion in 1994 from $12.9 billion in 1993, an increase of 3%. The mix of earning assets changed moder-ately, as a portion of loan growth was funded by reductions in investment se-curities. Loans accounted for 70% of average interest-earning assets in 1994 compared to 67% in 1993, while investment securities accounted for 25% and 27% of average interest-earning assets during 1994 and 1993, respectively.
 Average loans increased 8% to $9.4 billion in 1994 from $8.7 billion in 1993. Growth occurred in all loan categories, and is reflective of the improved eco-nomic environment within Meridian's marketplace. Average commercial loans in-creased 7%. Average consumer loans, primarily home equity and indirect automo-bile loans, increased 9%, despite the fact that student loans totaling approx-imately $223 million were sold during the third quarter of 1994. Average resi-dential mortgage loans increased 10%.
 Meridian's securities portfolios declined an average of 3% in the year, to $3.3 billion in 1994 from $3.4 billion in 1993. Principal paydowns on mort-gage-backed securities and proceeds from maturing securities were used to fund loan growth.
 Deposit balances declined slightly in 1994 and averaged $11.2 billion com-pared to $11.3 billion in 1993. Deposit balances increased as a result of Me-ridian's mid-year acquisition of branches of Security Savings Bank in New Jer-sey. These additional deposits offset the deposit runoff from prior years' ac-quisitions and the loss of escrow balances related to mortgage servicing rights sold in mid-1994.
 Average short-term borrowings increased to $1.5 billion in 1994 from $1.0 billion in 1993. Approximately 40% of short-term borrowings is comprised of securities sold under repurchase agreements, the majority with Meridian cus-tomers. Average balances of long-term debt decreased from $439 million in 1993 to $383 million in 1994, reflecting a decline in Federal Home Loan Bank borrowings.

 INTEREST RATE RISK MANAGEMENT. The level and volatility of interest rates can have a significant impact on Meridian's profitability. The objective of inter-est rate risk management is to identify and manage the sensitivity of net in-terest income to changing interest rates and other market factors in order to achieve overall financial goals. Based on economic conditions, on and off-bal-ance sheet positions, asset quality and various other considerations, manage-ment establishes tolerance ranges for interest rate sensitivity and manages within these ranges.
 Meridian uses several tools to measure interest rate risk. Income simulation modeling, the primary risk measurement tool, is used to project net interest income in different interest rate environments. Simulation modeling considers not only the impact of changing interest rates but also other potential causes of variability, such as earning-asset volume and mix, yield curve relation-ships, loan spreads, customer preferences and general market conditions. Me-ridian also monitors the sensitivity of the market value of all assets, liabilities and off-balance sheet positions to changing interest rates.
 An interest rate sensitivity or gap analysis is used to supplement simulation modeling. Gap analysis classifies assets, liabilities and off-balance sheet po-sitions into maturity and repricing time intervals in order to identify poten-tial mismatches among these positions. A substantial portion of Meridian's lia-bilities, primarily savings and money market deposit accounts, do not have con-tractual maturities. In addition, certain consumer loans have prepayment options. For gap analysis purposes, these items are distributed among the vari-ous repricing time intervals based on historical and anticipated repricing pat-terns. Other adjustments are made to the analysis to reflect the impact of product pricing decisions, interest rate spread relationships and customer be-havior. These adjustments are necessarily subjective and will vary over time with loan and deposit changes, customer preferences and market conditions. Man-agement believes that this type of gap analysis provides a more realistic pic-ture of the interest rate risk characteristics of Meridian's balance sheet than an analysis based on contractual maturities. The gap position at December 31, 1994, as provided in Table 3, indicates a moderate liability sensitive position through the one-year time period.

 DERIVATIVES. Meridian uses off-balance sheet derivative products as follows:
 . For interest rate risk management
 . In the securities unit (broker-dealer activities)
 Tables 4 and 5 provide information on derivative positions at December 31, 1994. Reference should also be made to Note 11 of Notes to Consolidated Finan-cial Statements for additional information on off-balance sheet derivative products.
 DERIVATIVES USED FOR INTEREST RATE RISK MANAGEMENT. Meridian's core banking businesses generate a mix of loans and deposits that tends to create an asset sensitive interest rate risk profile, primarily because retail core deposits do not reprice as quickly as loans. An asset sensitive position generally indi-cates that net interest income would increase in periods of rising interest rates and decrease in periods of declining interest rates. Meridian manages this tendency towards asset sensitivity through its securities and purchased funding portfolios and by the use of off-balance sheet derivative products.
 Meridian utilizes a variety of derivative instruments in managing interest rate risk, including interest rate swaps, options, forwards, caps and floors. These instruments provide an efficient means to achieve risk management goals, while sup-porting liquidity and capital management objectives.
 Interest rate swaps account for the majority of derivative products used for interest rate risk management purposes. Interest rate swaps involve the ex-change of fixed and floating interest payments based on an underlying notional amount. Meridian will generally receive a fixed rate and pay a floating rate in order to reduce the asset sensitive position associated with its core bank-ing businesses. Meridian uses interest rate swaps primarily to alter the repricing characteristics of its retail core deposits, including time depos-its, interest-bearing checking accounts, and savings and money market depos-its.
 The notional amount of interest rate swaps totaled $2.9 billion at December 31, 1994 compared to $2.3 billion at December 31, 1993. Because of the nature of risk being managed, the impact on net interest income of swaps for which Meridian receives a fixed and pays a floating interest rate will be positive during periods of declining rates and negative in periods of rising rates. Consistent with this profile, interest expense on deposits was reduced by $11.3 million in the rising rate environment of 1994 compared to a reduction of $43.6 million in interest expense in 1993.

 As financial market conditions and balance sheet mix changes, management may elect to modify its interest rate risk profile. One means for achieving this objective is to terminate existing interest rate swaps. Accounting rules re-quire that any gains or losses resulting from terminations be amortized over the remaining life of the terminated contract. Deferred gains on terminated interest rate swaps were $905,000 at December 31, 1994 and will be completely amortized into income by early 1996. Deferred losses on terminated swaps to-taled $5.0 million at December 31, 1994 and will be completely amortized into income by year-end 1995.
 Meridian purchases interest rate floors to protect net interest income from the effects of declining interest rates or a flattening of the yield curve. In interest rate floor contracts, Meridian pays a premium to a counterparty for the right to receive payments if interest rates associated with a particular index fall below a predetermined level. Meridian has no future obligation to make additional premium or other payments to the counterparty. Premiums paid are amortized over the life of the contract. As of December 31, 1994, Meridian had $500 million of purchased floors based on London Inter-Bank Offered Rate (LIBOR) and U.S. Treasury rates.
 Derivative products, as with all financial instruments, contain elements of risk. A derivative product is subject to market risk in that the value of a contract will increase or decrease as a result of movements in market interest rates. Meridian continually monitors the sensitivity of its derivative con-tracts to changing interest rates. Unrealized gains and losses are calculated based on the replacement costs of the contracts. The decline in the market value of Meridian's interest rate contracts from year-end 1993 to 1994 is con-sistent with the rising interest rate environment of 1994.
 Unrealized gains and losses on derivative positions should be viewed in the context of the overall balance sheet. An unrealized loss on a derivative prod-uct used for interest rate risk management purposes is generally offset or mitigated by an unrealized gain on the asset or liability to which the deriva-tive contract relates. Meridian, as part of its asset and liability management process, continually monitors the impact of interest rate movements on the market value of not only its derivative positions, but also all other on and off-balance sheet positions. In a rising rate environment, fixed rate loan, investment and off-balance sheet positions will decline in market value, while core deposits and fixed rate, longer term borrowings will appreciate in value.

 Credit risk exists to the extent that a derivatives contract has a positive market value and the counterparty to the transaction fails to perform under the terms of the contract. Current exposure is measured by calculating the cost to replace a derivative contract at current market rates. Potential expo-sure is estimated by calculating projected changes in replacement costs under different interest rate environments. Current and potential exposures are cal-culated and reviewed by management on an ongoing basis. Credit limits, consid-ering both current and potential exposures, are approved by the Meridian
Credit Policy Committee. Credit risk is further managed by restricting counterparties to a select group of high quality institutions, by entering into netting arrangements and, where appropriate, by establishing collateral requirements.
 Meridian offers interest rate caps and floors to its banking customers, who typically request these products in conjunction with their management of vari-able rate loans. The total of customer interest rate caps and floors was ap-proximately $267 million at December 31, 1994. The repricing characteristics of loans made with optional features are monitored and considered in the asset and liability management and risk measurement processes previously discussed.
 DERIVATIVES USED IN THE SECURITIES UNIT (BROKER-DEALER ACTIVITIES). Meridian Securities uses various off-balance sheet derivative products to support cus-tomer needs and manage the market risks associated with the broker-dealer business. The securities unit acts as remarketing agent on tender option bonds totaling $256 million at year-end 1994 compared to $435 million at December 31, 1993. The premium paid for Treasury float con-tracts, which is included on the balance sheet in Other Assets, was $1.6 mil-lion at December 31, 1994 and represents the maximum exposure to Meridian from such contracts. Other derivative products used to manage risks associated with trading account positions include forward commitments to sell securities, which totaled $111 million at December 31, 1994 and averaged $88 million for the year.
 LIQUIDITY. The objective of liquidity management is to ensure that sufficient funding is available, at reasonable cost, to meet the ongoing and potential cash needs of Meridian and to take advantage of income producing opportunities as they arise. While the desired level of liquidity may vary depending upon a variety of factors, it is a primary goal of Meridian to maintain a high level of liquidity in all economic environments. Management considers Meridian's li-quidity position at the end of 1994 to be sufficient to meet its foreseeable cash flow requirements.

 Liquidity management is influenced by several key elements, including Meridi-an's reputation, asset quality, the maturity structure of its assets and lia-bilities, cash flow generated by assets, and Meridian's ability to access funds in the capital markets. The single most important source of liquidity for Meridian is its core deposit base, which consists of deposits from custom-ers with long-standing relationships. Meridian continues to promote the acqui-sition of core deposits through its retail distribution systems and through selective banking acquisitions. Long-term debt and shareholders' equity also contribute to liquidity. In 1994, Meridian funded approximately 75% of total assets with core deposits acquired within its local marketplace and approxi-mately 85% of total assets with core deposits, long-term debt and sharehold-ers' equity.
 Meridian also places emphasis on the maintenance of an appropriate level of asset liquidity. Liquid assets include short-term money market investments, securities available for sale, and interest-bearing deposits with other banks. Cash flows from investment maturities and mortgage and asset-backed securities also provide a significant source of liquidity.
 Meridian is committed to maintaining additional funding flexibility through access to the debt and capital markets. Meridian Bank, Meridian's principal banking subsidiary, has access to a variety of money market sources of funds, such as federal funds purchased and securities sold under agreements to repur-chase, borrowings from the Federal Home Loan Bank, as well as to term funding through the issuance of bank notes, bank deposit notes, and subordinated debt. Meridian also has the capacity to issue securities under its shelf registra-tion statement filed with the Securities and Exchange Commission. As of Decem-ber 31, 1994, Meridian had debt and preferred equity securities registered but unissued under this registration statement totaling $175 million.
 The cost and availability of external funding is influenced by Meridian's credit ratings. The following is a summary of Meridian's and Meridian Bank's ratings at December 31, 1994, which are unchanged from a year ago.

                                   Standard
                          Moody's and Poor's
                          ------- ----------
  MERIDIAN BANCORP, INC.
   Commercial Paper......  P-2       A-2
   Subordinated Debt.....  Baa1      BBB
  MERIDIAN BANK
   Short-Term Deposits...  P-1       A-2
   Long-Term Deposits....  A1        A-
   Subordinated Debt.....  A3        BBB+

 Reference should also be made to the Statements of Cash Flows appearing in the Consolidated Financial Statements for additional information on liquidity. The statement of cash flows for 1994 reflects $555.0 million of cash provided by operations, $750.4 million used by investing activities and $359.6 million provided by financing activities. Operating activities include $159.4 million in net income for 1994. Investing activities are primarily comprised of sales and purchases of short-term investments, investment securities, investment securities available for sale and loans. Financing activities present the net change in Meridian's deposit accounts, short-term borrowings, long-term debt and shareholders' equity. Cash flows from operations and an increase in short-term borrowings were used to fund the increases in loans and investments during 1994.
 LOANS. The lending function is Meridian's principal business activity and it is Meridian's continuing policy to serve the credit needs of its customer base. The economy in Meridian's primary marketplace is broad-based and diverse and the loan portfolio reflects that diversity. Lending to individual consum-ers in this marketplace accounts for approximately one-third of total loans. The remainder of the portfolio consists predominantly of commercial loans and commercial real estate loans also in Meridian's primary marketplace. Loans were $9.8 billion at December 31, 1994 compared to $9.0 billion at December
31, 1993, an increase of 9%. Each of the major loan portfolios experienced growth over this time period.
 Commercial loans amounted to $5.9 billion at December 31, 1994 compared to $5.4 billion at December 31, 1993, a 9% increase. Meridian's commercial loan portfolio is oriented toward diversified, small and medium-sized businesses within Meridian's market area, with limits on the size of loans to any single borrower according to credit risk. These loans are predominantly in the serv-ices, real estate, and manufacturing industries. Credit risk associated with these borrowers is principally influenced by general economic conditions and the resulting impact on the borrower's operations. Geographical coverage of Meridian's commercial lending activity extends across central and eastern Pennsylvania, southern New Jersey and Delaware.
 Real estate-related commercial loans, including real estate construction and commercial mortgages, totaled $2.0 billion and represented 20% of total loans at December 31, 1994 compared to $1.9 billion and 21% one year ago. These portfolios are located primarily in markets in which Meridian has a local banking presence. Collateral types are diverse and include the real estate of borrowers who utilize the property in their businesses (owner-occupied) as well as real estate investors. At December 31, 1994, owner-occupied commercial mortgages comprised 8% of total loan outstandings compared to 9% at December 31, 1993. Investor-developer commercial mortgages comprised 9% at both year-end 1994 and 1993.

 Commercial, financial and agricultural loans totaled $4.0 billion and repre-sented 41% of total loans at December 31, 1994 compared to $3.6 billion and 40% at the end of 1993.
 Consumer lending includes primarily loans to individuals in communities served by Meridian. These loans include open-ended credit arrangements, such as home equity loans, and closed-end loans subject to specific contractual payment schedules, such as installment loans. Consumer loans totaled $2.6 billion at December 31, 1994 compared to $2.5 billion at year-end 1993, an increase of 2%. Student loans aggregating $223 million were sold during the third quarter of 1994. This portfolio was sold due to the implementation of a federal government program for student loans. Exclusive of the impact of this sale, consumer loans increased by 11% over the twelve-month time period. Residential mortgage loans increased from $993.5 million at December 31, 1993 to $1.2 billion at December 31, 1994.
 INVESTMENT SECURITIES AND INVESTMENT SECURITIES AVAILABLE FOR SALE. Effective in the first quarter 1994, Meridian adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Secu-rities" which requires investments in equity securities with a readily deter-minable fair value and investments in all debt securities to be classified in one of three categories. The classification of securities is determined at the time of purchase. The three categories are (1) held to maturity--carried at amortized cost; (2) available for sale--carried at fair value (with unrealized gains and losses, net of related tax effect, recorded as a separate component of shareholders' equity); and (3) trading account--carried at fair value (with unrealized gains and losses recorded in the income statement).
 The carrying value of the investment portfolio at December 31, 1994 was $2.9 billion and net unrealized losses totaled $119.1 million. Such losses include gross unrealized losses of $123.3 million and gross unrealized gains of $4.2 million. Meridian has the intent and the ability to hold these securities un-til maturity. At the end of 1993, the carrying value of the investment portfo-lio was $2.8 billion and net unrealized gains were $28.6 million. The change in the value of the portfolio compared to year-end 1993 reflects the impact of the increase in interest rates during 1994. The average maturity of the in-vestment portfolio at December 31, 1994 was 2.5 years compared to 2.8 years at December 31, 1993.
 Securities expected to be held for an indefinite period of time are classi-fied as investment securities available for sale and are carried at fair val-ue. The fair value of this portfolio at December 31, 1994 was $435.0 million, with net unrealized losses of $10.7 million. Such losses include gross unrealized losses of $14.0 million and gross unrealized gains of $3.3 million. At year-end 1993, the carrying value of this portfolio, based on the lower of aggregate amortized cost or fair value, was $275.7 million, with net unrealized gains of $12.5 million. The average maturity of the portfolio of investment securities available for sale, which includes tax-exempt obliga-tions of states and municipalities, was 4.5 years at December 31, 1994 com-pared to 5.5 years at December 31, 1993.

 Meridian's securities portfolios (investment securities and investment secu-rities available for sale) are comprised of U.S. Treasury and federal agency securities, mortgage-backed securities, tax-exempt obligations of states and municipalities, corporate securities, including privately issued asset-backed securities, and equity securities.
 U.S. Treasury and federal agency securities (other than mortgage-backed secu-rities) were $942 million at year-end 1994 and accounted for approximately 28% of total securities holdings. Mortgage-backed securities remain the largest component of Meridian's securities portfolios, accounting for approximately
52% of the total at year-end 1994. This portfolio is comprised of federal agency mortgage-backed securities and collateralized mortgage obligations which are backed by federal agency collateral or are AAA rated private issues. Meridian evaluates and closely monitors cash flow projections for all mort-gage-backed securities. The expected average life of mortgage-backed securi-ties at December 31, 1994, based on projected prepayment rates, was 2.9 years compared to 2.2 years at year-end 1993.
 Meridian's current credit guidelines call for purchases of securities issued by either the U.S. Treasury or federal agencies, or by states and municipalities or corporate entities that are rated A or higher by Moody's Investor Services, Inc. or Standard and Poor's Corporation. At December 31, 1994, the carrying value of state and municipal securities was $368.8 million, 93% of which was rated A or higher by the rating agencies. Securities rated Baa and below totaled $2.1 million and $22.7 million were non-rated. Non-rated securities are generally collateralized by letters of credit or are securities in which the principal and interest is supported by government obligations set aside in escrow accounts. At December 31, 1994, the carrying value of corporate securities, excluding AAA rated private mortgage-backed and asset-backed securities, was $9.2 million. Corporate securities rated Baa and below totaled $3.9 million and $3.8 million of such securities was non-rated.
 DEPOSITS. Total deposits were $11.4 billion at December 31, 1994, almost un-changed from the balance at the end of 1993. During the second quarter of 1994, Meridian assumed approximately $487 million of deposits of Security Savings
Bank from the Resolution Trust Corporation. These additional deposits offset runoff from prior years' acquisitions and the loss of escrow balances related to mortgage servicing rights sold in mid-1994.
 SHORT-TERM BORROWINGS. At December 31, 1994, short-term borrowings totaled
$1.8 billion compared to $791.7 million a year earlier, an increase of 129%. This category is comprised primarily of federal funds purchased and securities sold under agreements to repurchase and, at year-end 1994, $75 million of se-nior floating rate notes due in July 1995.
 LONG-TERM DEBT AND OTHER BORROWINGS. This category amounted to $372.2 million at December 31, 1994 compared to $421.3 million at December 31, 1993, a de-crease of 12%. Subordinated debt of $321.9 million is included in this catego-ry, along with capitalized lease obligations, longer-term borrowings from the Federal Home Loan Bank, and various other loans and mortgages payable. The de-crease in this category resulted from the repayment of certain borrowings from the Federal Home Loan Bank during 1994.

PROVISION FOR POSSIBLE LOAN LOSSES AND RELATED CREDIT QUALITY

 Meridian manages asset quality and controls credit risk through diversification of the loan portfolio and the application of policies designed to foster sound underwriting and loan monitoring practices. Meridian's credit administration function is charged with monitoring asset quality, establishing credit policies and procedures, and enforcing the consistent application of these policies and procedures across Meridian.
 Commercial loans are assigned risk ratings by loan officers. The appropriate-ness of these ratings, in addition to the overall lending process, is reviewed by credit policy personnel. A quarterly review and reporting process is in place for monitoring those loans that have been identified as problems or po-tential problems. A separate loan workout department is involved with the col-lection of problem loans. Because of their relatively homogeneous nature and small dollar size, consumer and residential mortgage loans are generally re-viewed in the aggregate.
 When establishing the appropriate levels for the provision and the allowance for possible loan losses, management performs an analysis of the loan portfo-lio by considering a variety of factors. This analysis includes periodic re-views by loan officers, credit review and loan workout personnel of all bor-rowers with aggregate balances of $500,000 or greater. Meridian also reviews, at least on a quarterly basis, problem borrowers with balances of $250,000 or greater, as well as selected lower balance loans. Consideration is given to the impact of current and anticipated economic conditions, the diversification of the loan portfolio, historical loss experience, delinquency statistics, re-views performed by loan officers who are primarily responsible for compliance with established lending policy, the financial strength of borrowers, and the adequacy of underlying collateral. Consideration is also given to examinations performed by regulatory authorities. Lending procedures and the loan portfolio are examined periodically by several banking regulatory agencies as part of their supervisory activities.
 To assist in determining the adequacy of the provision and the allowance, management first sets the allocated portion of the allowance for possible loan losses. For commercial loans, allocations of the allowance to individual loans are based on borrower-specific data determined by reviewing individual non-performing, delinquent, problem, and other loans and by considering those items described in the preceding paragraph. In addition, general allocations of the allowance are made to the commercial loan category. General allocations to commercial loans also consider the impact of current and anticipated economic conditions on both individual borrowers and the commercial loan portfolio taken as a whole. Consumer and residential mortgage loan allocations are determined in the aggregate and are based on recent charge-off history and delinquency trends, anticipated losses over the foreseeable future, and the impact of current and anticipated economic conditions in the local, regional and national economies. The unallocated portion of the allowance is that amount which, when added to the allocated allowance, brings the total allowance to the amount deemed adequate by management at the time. Management considers the unallocated portion of the allowance, which is determined by reviewing those items described in the preceding paragraph, as a subset of the entire allowance and, consequently, available to absorb losses anywhere within the loan portfolio.

 The loan portfolio represents loans made primarily in Meridian's market area in eastern and central Pennsylvania and in Delaware and southern New Jersey. Management continues to monitor the economic conditions in this market area. The ultimate collectibility of a substantial portion of Meridian's loans, espe-cially its real estate loans, and the market value of other real estate owned, is susceptible to changes in economic conditions in this primary market area, as was especially evident over the past several years.
 Determining the level of the allowance for possible loan losses at any given date is difficult, particularly in a continually changing economy. Management must make estimates, using assumptions and information which are often subjec-tive and changing. Management continues to review Meridian's loan portfolio in light of a changing economy and possible future changes in the banking and reg-ulatory environment. In management's opinion, the allowance for possible loan losses is adequate at December 31, 1994.
 The balance in the allowance for possible loan losses was $169.4 million or 1.74% of total loans at the end of 1994 compared to $173.4 million or 1.93% of total loans at year-end 1993. The provision for possible loan losses represents charges made to earnings to maintain an adequate allowance for possible loan losses. The provision for possible loan losses was $27.3 million in 1994 com-pared to $56.1 million in 1993. The decline in the provision for possible loan losses reflects management's evaluation of the level of the allowance for pos-sible loan losses in light of, among other factors, improved asset quality trends, current economic conditions, the continued decline in non-performing loans and a decline in the amount of loans being charged off. The overall im-provement in asset quality was also evident in a decrease of $5.6 million in writedowns and other expenses associated with foreclosed real estate, from $10.9 million in 1993 to $5.3 million in 1994.
 Net charge-offs were $32.5 million or .35% of average loans in 1994 compared to $51.3 million or .59% of average loans in 1993. Recoveries were $19.7 mil-lion in 1994 compared to $11.2 million in 1993. The relationship of recoveries to charge-offs improved from 18% in 1993 to 38% in 1994.
 Table 14 presents a summary of various indicators of credit quality. At Decem-ber 31, 1994, non-performing assets as a percentage of period-end loans and as-sets acquired in foreclosures were 1.24% compared to 1.98% at the end of last year. Non-performing assets were $121.7 million at December 31, 1994 and de-creased by $57.1 million during 1994 from $178.8 million a year ago. Real es-tate-related non-performing assets were 62% of total non-performing assets at December 31, 1994 compared to 65% a year ago.

 Non-performing loans were .93% of total loans at December 31, 1994 compared to 1.42% at the end of last year. Non-performing loans amounted to $90.3 million at December 31, 1994 and decreased by $37.3 million during the past year from $127.6 million a year ago. Non-performing assets and loans past due 90 or more days as to interest or principal at December 31, 1994 were $144.1 million or 1.47% of loans and assets acquired in foreclosures compared to $203.6 million or 2.25% one year ago, a decrease of $59.5 million.
 The ratio of the allowance for possible loan losses to non-performing loans was 188% at December 31, 1994 compared to 136% at year-end 1993. The coverage of non-performing assets was 139% at year-end 1994 compared to 97% at December 31, 1993. Possible future losses on foreclosed real estate will be charged di-rectly to earnings and not to the allowance for possible loan losses. Fore-closed real estate is carried at the lower of cost or fair value, less esti-mated costs of disposal.
 Non-performing assets are comprised of non-accrual loans, loans categorized as troubled debt restructurings, and assets acquired in foreclosures which in-cludes in-substance foreclosures. Non-performing assets do not include loans past due 90 days or more as to interest or principal which are well secured and in the process of collection, the majority of which represent residential mort-gage loans.
 Generally, a commercial loan is classified as non-accrual when it is deter-mined that the collection of interest or principal is doubtful, or when a de-fault of interest or principal has existed for 90 days or more, unless such loan is well secured and in the process of collection. When the accrual of in-terest is discontinued, unpaid interest is reversed through a charge to inter-est income. The majority of non-accrual loans are secured by various forms of collateral, the ultimate recoverability of which is subject to economic condi-tions and other factors.
 Residential mortgages which are 180 days or more delinquent are placed on nonaccrual status when total principal, interest, and escrow owed exceeds 80% of the property's appraised value. Properties are re- appraised when foreclo-sure proceedings are initiated. Consumer loans are charged-off when deemed un-collectible, which is generally at a time no later than 180 days past due.
 Non-accrual loans were $89.1 million at December 31, 1994 compared to $124.3 million one year ago, a decrease of $35.2 million, or 28%. The carrying value of non-accrual commercial loans at December 31, 1994 has already been reduced by charge-offs and payments to 63% of the aggregate carrying value when such loans were originally placed into a non-performing status. Payments of $14.2 million were received on these loans in 1994, almost all of which was applied as a reduction in the principal outstanding. Meridian's non-accrual loans include only three loans with balances in excess of $2.5 million (only one of which is over $5 million), indicating that a substantial portion of the risk is spread across a significant number of borrowers. These three loans aggregated $19.4 million or approximately 24% of total non-accrual loans at December 31, 1994. Table 16 classifies non-accrual loans according to various levels of payment performance.

 A loan is categorized as a troubled debt restructuring if the original inter-est rate on the loan, repayment terms, or both, were restructured on a below-market basis due to a deterioration in the financial condition of the borrower. If restructured loans are not performing according to revised terms, such amounts are included in non-accrual loans.
 The level of assets acquired in foreclosures (except consumer related), in-cluding in-substance foreclosures, was $29.3 million at December 31, 1994 com-pared to $50.0 million a year ago. A loan is classified as an in-substance foreclosure when the borrower is perceived to have little or no equity in the project, the borrower appears to be unable or unwilling to rebuild equity or repay the loan in the foreseeable future, and the bank can reasonably antici-pate proceeds for repayment only from the operation or sale of the collateral. These assets are carried at the lower of cost or fair value, less estimated selling expenses.
 Assets acquired in foreclosures at December 31, 1994 have already been reduced by charge-offs and payments to 33% of the aggregate carrying value when such assets were originally placed into non-performing status. Assets acquired in foreclosures include only one property with a balance in excess of $2.5 million at year-end 1994, aggregating $6.6 million or approximately 23% of the total of such assets. Although the real estate market remained mixed during the year, Meridian was successful in disposing of portions of assets acquired in foreclosures. The balance of these assets at the end of 1994 was less than 60% of the balance at the beginning of the year.
 Reference should be made to Table 6 for a summary of the period-end balances in the loan portfolio. There has not been a significant change in the percent-age of each category to total loans from a year ago.

 In addition, reference should be made to Table 17 for a breakdown of commer-cial loans by major industry and to Table 18 for a breakdown of commercial real estate loans by category. As can be seen in these tables, Meridian's portfolio of commercial loans and commercial real estate loans covers a wide range of borrowers. This diversification generally characterizes the economy of Meridian's primary market area. Of Meridian's commercial real estate loans, almost all, or 97%, are to borrowers for property in Pennsylvania, Delaware, and New Jersey, of which Pennsylvania has 80%, or the largest single share. In connection with the decision to extend credit to particular borrowers, Merid-ian takes into account, among other things, asset diversification and particu-lar risks presented by the different industries in which such borrowers com-pete, in light of changing economic circumstances.
 Loan concentrations are considered to exist when a multiple number of borrow-ers are engaged in similar activities and have similar economic characteristics which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. At December 31, 1994, Meridian's com-mercial loans and commitments did not have any industry concentration or other known concentration that exceeded 10% of total loans and commitments. Meridian has no foreign loan exposure. Meridian's largest industry exposures are in the automobile dealer and healthcare sectors. Information related to these portfo-lios at December 31, 1994 and 1993 is as follows (in thousands).

                                            % of Total
                     % of Total     Non-       Non-
            Loans     Loans and  Performing Performing
         Outstanding Commitments   Loans      Loans
         ----------- ----------- ---------- ----------
  AUTOMOBILE DEALERS
   1994   $421,900      3.1%          --        --
   1993    362,700      2.9%          --        --
  HEALTHCARE
   1994    334,500      2.5%        $300       .3%
   1993    315,800      2.6%         700       .5%

 Potential problem loans consist of loans which are included in performing loans at December 31, 1994, but for which potential credit problems of the bor-rowers have caused management to have concerns as to the ability of such bor-rowers to comply with present repayment terms. At December 31, 1994, such po-tential problem loans, not included in Table 14, amounted to approximately $43 million compared to approximately $31 million one year ago. Depending on the state of the economy and the impact thereof on Meridian's borrowers, as well as other future events, these loans and others not currently so identified could be classified as non-performing assets in the future.

 Meridian continues to service approximately $701 million of residential mort-gage loans on which there is potential credit loss. This servicing was either originated by Meridian or purchased with recourse from other financial institu-tions. These institutions have since experienced financial difficulties, in-cluding bankruptcies. As of December 31, 1994, reserves of $8.0 million have been established in recognition of potential losses related to the recourse servicing portfolio.
 Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the loan if the loan is collateral dependent. Statement No. 118 "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures" amends Statement No. 114 to al-low a creditor to use existing methods for recognizing interest income on an impaired loan. Both statements are effective in the first quarter of 1995. Based on management's analysis, the impact on Meridian's consolidated results of operations will not be material.

NON-INTEREST INCOME

 Meridian's businesses generate various sources of non-interest income, such as trust revenues, mortgage banking fee income, broker-dealer and investment bank-ing revenues, securities gains, service charges on deposit accounts, and other service charges, commissions and fees. Non-interest income was $240.8 million in 1994 compared to $285.3 million in 1993, a decrease of $44.5 million, or 16%.
 Trust revenues were $54.7 million in 1994 compared to $41.7 million in 1993, an increase of 31%. Contributing to the higher level of revenues was the ac-quisition of McGlinn Capital Management Inc. in July 1994, and increases in personal trust, employee benefit and investment advisory fees. The market value of customers' assets administered by Meridian increased by 15% during the year from $27.5 billion at year-end 1993 to $31.7 billion at December 31, 1994. Included in the total at year-end 1994 are assets for which Meridian has investment management responsibility of $9.9 billion, including $2.7 billion from the McGlinn acquisition.

 Mortgage banking revenues were $17.5 million in 1994 compared to $36.0 million in 1993. Revenues in 1993 were $69.7 million before the negative impact of the amortization and reserves of $33.7 million for purchased mortgage servicing rights, which was recorded as a reduction of revenues. Amortization of purchased mortgage servicing rights in 1994 was insignificant since all of such rights were sold or written-off during the past two years. Exclusive of this amortization charge, mortgage banking revenues declined by $52.2 million, or 75%, between the two years. This decrease reflects lower origination and ser-vicing volumes due to rising interest rates and the reduction in scope of Me-ridian's mortgage banking activities. Origination fees declined by $12.5 mil-lion, or 74%, between the two years. The reduction in origination volume and the decision to sell most of the mortgage loan servicing portfolio resulted in a decline of $19.9 million or 66% in servicing fee revenues between the two years. A decrease in gains on the sale of mortgage loan servicing also contributed to the decline in revenues. Financial data (in thousands) relevant to these gains is as follows.

                           1994        1993
                        ----------  ----------
  Amount of Mortgage
   Loan Servicing
   Rights Sold During
   the Year...........  $5,204,431  $2,894,877
  Mortgage Loan
   Servicing Portfolio
   at Year-End........   1,713,161   7,013,164
  Losses on Sales of
   Mortgage Loans.....      (1,125)     (2,317)
  Gains on Sales of
   Mortgage Loan
   Servicing..........         867      21,606

 Broker-dealer and investment banking revenues totaled $42.8 million in 1994 compared to $69.4 million in 1993, a decrease of 38%. Factors contributing to the decline in revenues are discussed in the "Industry Segments" portion of this narrative. Revenues also include valuation adjustments to interest-only collateralized mortgage obligation residuals, which are classified as invest-ment securities. The valuation of residuals was impacted by the decline in in-terest rates in 1993 and the impact on expected prepayment speeds and cash flows. As of December 31, 1994, Meridian had a net carrying value, after re-serves of $1.1 million, of $8.2 million in collateralized mortgage obligation residuals.

 Service charges on deposits and fees for other customer services increased by 6% between the two years, from $97.2 million in 1993 to $102.9 million in 1994. Increases in certain fees for deposit products, as well as additional deposit accounts because of bank acquisitions over the past year, contributed to the higher level of service charges.
 Net securities gains were $3.0 million in 1994 compared to $25.3 million in 1993. The amount in 1994 included gains of $3.2 million and losses of $214 thousand. These gains are in addition to gains of $1.8 million from sales primarily of mortgage-related investments, which are included in broker-dealer and investment banking revenues. Included in the total for 1993 was a gain of $8.6 million on the sale of Meridian's common stock investment in Fidelity National Financial, Inc. This stock was acquired as part of the sale of Meridian's title insurance operations in 1992. A gain of $5.5 million was recognized in 1993 from the sale of investment securities available for sale in the first quarter of the year, mainly U.S. Treasury and federal agency securities with maturities of less than one year. Finally, a gain of $8.3 million was recognized in 1993 from the sale of some of Commonwealth's mortgage-backed investments related to the restructuring of this portfolio.

NON-INTEREST EXPENSES

 Non-interest expenses were $593.2 million in 1994 compared to $636.9 million in 1993, a decrease of $43.7 million, or 7%. Expenses decreased by $23.1 mil-lion, or 4%, between the two years exclusive of non-recurring expenses related to the Commonwealth acquisition and restructuring of Meridian's mortgage bank-ing activities in 1993 and expenses related to the downsizing of the mortgage banking activities in 1994. A decline in operating expenses in the securities unit and the mortgage banking function was the primary reason for this decrease in expenses.
 Salaries and employee benefits, which represent the largest component of non-interest expenses, were almost unchanged between the two years, totaling $297.5 million in 1994 compared to $296.1 million in 1993. Lower levels of expense in the mortgage banking and securities units offset an increase in the banking unit. Full-time equivalent employment was 6,939 at December 31, 1994 compared to 6,917 a year ago.
 Effective January 1, 1994, Meridian adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." This statement establishes standards for employers who provide benefits to former employees after employment but before retirement. Such benefits include, among other things, severance, disability, and workers' compensation benefits. The implementation of these new accounting rules resulted in a charge of $4.2 million ($2.7 million after-tax or $.05 per share) in the first quarter of 1994.

 Net occupancy expense was $45.4 million in 1994 compared to $42.6 million in 1993, an increase of 7%. Equipment expense increased from $38.0 million in 1993 to $38.7 million in 1994. The increases in both expense categories were related to expansion, banking acquisitions, and the upgrading of Meridian's data processing and operations capabilities.
 Other expenses were $211.7 million in 1994 compared to $242.6 million in 1993, a decrease of $30.9 million, or 13%. Almost half of the decline in ex-penses occurred in the mortgage banking function, where loan origination and servicing expense decreased by $7.0 million reflecting the reduction in scope of Meridian's mortgage banking activities. In addition, there was a decline of $5.1 million in the provision for recourse servicing. With respect to mortgage servicing portfolios purchased with recourse, the provisions charged to oper-ating expense were $10.4 million and $15.6 million in 1994 and 1993, respec-tively. Charge-offs and writedowns aggregated $4.1 million in 1994 and $13.8 million in 1993.
 FDIC deposit insurance expense decreased by $6.7 million between the two years. Other categories reflecting decreases between the two years included foreclosed real estate expenses, which declined by $5.6 million and profes-sional fees, mostly payments to outside consultants for enhancements to oper-ating systems, which declined by $3.2 million. Partially offsetting these de-creases were increases related to automated teller network charges and the am-ortization of intangible assets.
 A restructuring charge of $17.5 million was recorded in 1993 in the mortgage unit. This charge resulted from the restructuring plan approved by Meridian's Board of Directors and included:
 . $7.9 million for anticipated cash outflows related to various contract ter-
   mination, severance and legal and other sale-related costs.
 . $9.6 million to reflect the estimated fair market value of certain mortgage servicing intangibles and other related assets, which balances were then transferred to assets held for sale.

PROVISION FOR INCOME TAXES

 The provision for income taxes for 1994 was $70.6 million compared to $59.1 million for 1993. The effective tax rate, which is the ratio of income tax ex-pense to income before income taxes, was 30% in 1994, up from 28% in 1993. The tax rate for both periods was less than the federal statutory rate of 35% pri-marily because of tax-exempt investment and loan income.

 At December 31, 1994, deferred tax assets amounted to $84.1 million and de-ferred tax liabilities amounted to $65.5 million, which are included in other assets and other liabilities, respectively. No valuation allowance has been established for deferred tax assets because management believes that it is more likely than not that the deferred tax assets will be realized.
 Effective January 1, 1993, Meridian adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires a change from the deferred method of accounting for income taxes to the asset and liability method. Under the asset and liability method, deferred tax assets and liabili-ties are recognized for the future tax consequences attributable to temporary differences between the financial statement and tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using en-acted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The ef-fect on deferred tax assets and liabilities of a change in tax rates is recog-nized in income in the period that includes the enactment date of the rate change.

CAPITAL RESOURCES

 The maintenance of appropriate levels of capital is a management priority. Overall capital adequacy and dividend policy are monitored on an on-going ba-sis and are reviewed quarterly by the Board of Directors. Meridian's principal capital planning goals are to maintain a strong capital base to support the risks inherent in various lines of business, to retain sufficient earnings to meet capitalization objectives, especially those related to growth and expan-sion, and to provide an adequate return to shareholders.
 Meridian is positioned to take advantage of market opportunities to strengthen capital. A shelf registration statement with the Securities and Ex-change Commission is available to facilitate the issuance of an additional $175 million of debt and preferred equity securities, if and when the need arises for capital and market conditions warrant.
 Total shareholders' equity was $1.22 billion at December 31, 1994 compared to $1.19 billion at the end of 1993, an increase of 2%. Net income for the year was $159.4 million and dividends declared during the year were $77.3 million, resulting in a common dividend payout ratio of 49%.
 Equity was impacted during 1994 by the implementation of two common stock purchase programs.

 In January 1994 the Board of Directors authorized the purchase of up to one million shares to satisfy the company's obligations under the warrant to acquire 500,000 shares of Meridian's common stock issuable in connection with the acquisition of McGlinn Capital Management, and obligations under stock option and other employee benefit plans. During 1994, 638,854 shares were purchased in the open market and at December 31, 1994, 525,336 shares remained as treasury stock.
 In August 1994 the Board of Directors authorized the adoption of an Employee Stock Ownership Plan (ESOP), and Meridian announced that the trustee for the ESOP would purchase two million shares of common stock in the market. Pur-chased shares will be used for distribution to employees of Meridian and its affiliated companies as part of an additional qualified plan of deferred com-pensation. As of December 31, 1994, the ESOP had purchased 1,285,000 shares.
 Meridian's capital adequacy at December 31, 1994 can be determined by analyz-ing the capital ratios presented in Table 21. As can be seen in this table, Meridian's consolidated ratios at the end of 1994 exceeded all regulatory re-quirements. The risk-based capital ratio was 12.73% at December 31, 1994 com-pared to 13.67% at December 31, 1993. The ratio of tangible shareholders' eq-uity to assets, which excludes $136.2 million of intangible assets (goodwill and core deposit intangibles) was 7.23% at December 31, 1994 compared to 7.78% at December 31, 1993. The risk-based capital ratios of each of Meridian's com-mercial banks also exceeded regulatory requirements at the end of 1994, as shown in the table.
 Federal Reserve Board regulations define a well-capitalized institution as having a Tier 1 capital ratio of 6% or more, a total risk-based capital ratio of 10% or more, and a leverage ratio of 5% or more. Consolidated ratios at De-cember 31, 1994 exceeded these guidelines, as did the ratios of each of Merid-ian's commercial banks.
 The common stock of Meridian is traded in the over-the-counter market. The monthly average number of common shares traded in 1994 was 3.9 million com-pared to 4.0 million in 1993. Table 23 sets forth the high and low market price quotations for the periods indicated. Price quotations are available through the National Market System of the National Association of Securities Dealers Automated Quotation System. These prices represent quotations between dealers and do not include retail markups, markdowns or commissions, and may not represent actual transactions.

 Book value per common share was $21.50 at December 31, 1994 compared to a market value of $26.63 per share. Book value and market value at the end of 1993 were $20.39 and $28.50, respectively. The market to book value ratio was 124% at the end of 1994 compared to 140% one year ago. Meridian's market capi-talization at December 31, 1994 was approximately $1.5 billion compared to $1.7 billion one year ago, a decrease of 9%.
 After-tax unrealized losses on investment securities and securities classi-fied as available for sale, which aggregated $7.2 million at December 31, 1994, were de ducted from shareholders' equity. The impact of recording this unrealized loss in equity at the end of 1994 was a reduction in book value per common share of $.13 and a reduction of 5 basis points in the shareholders' equity to assets ratio.
 Reference should be made to the Statement of Changes in Shareholders' Equity appearing in the Consolidated Financial Statements for a summary of the changes in total shareholders' equity for each of the years in the three-year period ended December 31, 1994.

INDUSTRY SEGMENTS

 Table 24 presents a summary of the operating results of Meridian's two re-portable industry segments.
 BANKING. The banking unit provides a full range of retail and corporate bank-ing, and trust and asset management services to customers in central and east-ern Pennsylvania, as well as Delaware and southern New Jersey.
 Banking unit net income was $155.7 million in 1994 compared to $139.0 million in 1993, an increase of 12%. A decrease in the provision for possible loan losses, a decline in expenses in the mortgage banking unit, and an increase in trust revenues more than offset a decline in securities gains, and resulted in the increase in the banking unit's earnings this year compared to 1993.
 Net interest income on a taxable-equivalent basis was $623.1 million in 1994 compared to $629.9 million in 1993, a decrease of 1%. The net interest margin was 4.85% in 1994 compared to 5.04% in 1993. The net interest margin was af-fected in 1994 by asset and liability repricing in the current interest rate environment and the impact of bank acquisitions.
 Loans outstanding at December 31, 1994 were $9.8 billion compared to $9.0 billion at the end of 1993, a 9% increase. Total deposits at December 31, 1994 were $11.3 billion, almost unchanged from the balance of a year ago. Changes in these categories are discussed in the "Loans" and "Deposits" sections.

 SECURITIES (BROKER-DEALER ACTIVITIES). Meridian Securities underwrites, brokers and distributes securities to municipalities, and institutional and individual investors. In addition, the unit buys, sells and securitizes mortgage loans and brokers loan servicing portfolios. The unit also provides investment banking services by acting as financial advisors in facilitating municipal and corporate transactions in the capital markets.
 The securities unit reported after-tax operating income of $3.7 million in 1994 compared to $18.7 million in 1993. The decline in income resulted primarily from a decrease in net revenues of $29.1 million, or 38%. Financial market conditions and the current interest rate environment resulted in reduced profitability on trading volumes and unfavorable valuation adjustments of the trading portfolios during 1994. The decline in revenues more than offset a decline in operating expenses, primarily salaries and incentive-related compensation expense.
 An analysis of the more significant components of revenues for the securities unit is as follows (dollars in thousands).

                             1994     1993
                            -------  -------
  NET TRADING GAINS
   Gains on Sales of
    Securities............  $12,986  $31,835
   Gains on Sales of
    Mortgage Loans........    3,167    5,391
                            -------  -------
   Net Trading Gains......  $16,153  $37,226
  TENDER OPTION BONDS
   Fees...................  $12,088  $19,608
   Average Net Spread
    Earned................     3.86%    4.25%
  RETAIL BROKERAGE
   ACTIVITY
   Number of Retail Trades
   Equity Securities......   26,405   26,986
   Fixed Income
    Securities............    1,721    1,737
   Retail Commissions and
    Fees..................  $ 3,141  $ 4,133

ANALYSIS OF 1993 COMPARED TO 1992

 FINANCIAL HIGHLIGHTS. Net income was $157.8 million in 1993 compared to $136.7 million in 1992. The results for 1993 include the cumulative effect of adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which increased net income by $7.2 million.
 The increase in net income, before the cumulative effect of the accounting change, was primarily due to the following:
 . An increase in net interest income of $44.1 million ($23.5 million after-
   tax).
 . A decrease in the provision for possible loan losses of $12.7 million ($9.0 million after-tax).
 . An after-tax loss of $33.7 million in the mortgage banking unit.
 . Expenses of $11.9 million related to Meridian's merger with Commonwealth less securities gains of $8.3 million at Commonwealth, resulting in a re-duction in pre-tax income of $3.6 million ($3.1 million after-tax).
 . An increase in other securities gains of $14.2 million ($9.2 million after-
   tax).
 The returns on average assets and on average common shareholders' equity in 1993 were 1.11% and 14.17%, respectively, compared to 1.00% and 13.63%, re-spectively, in 1992.
 Total assets at December 31, 1993 were $14.1 billion compared to $14.3 bil-lion at the end of 1992. Total loans increased 5% to $9.0 billion at Decem-ber 31, 1993. The consumer portfolio increased by 13% between the two years and the commercial portfolio grew by 4%. This growth was partially offset by a decline in residential mortgage loans. Total deposits were $11.3 billion at December 31, 1993, compared to $11.8 billion at December 31, 1992.
 The ratio of shareholders' equity to assets was 8.42% at December 31, 1993 compared to 7.41% at the end of 1992. Meridian's risk-based capital ratio was 13.67% at December 31, 1993 compared to 11.61% at the end of 1992. Book value per common share was $20.39 at December 31, 1993 compared to $18.75 at Decem-ber 31, 1992.
 NET INTEREST INCOME AND RELATED ASSETS AND LIABILITIES. Net interest income on a taxable equivalent basis increased 8% from $594.0 million in 1992 to $639.3 million in 1993. The growth in net interest income in 1993 was attrib-utable to a 3% increase in average interest-earning assets and to a 19 basis point improvement in the net interest margin, from 4.77% in 1992 to 4.96% in 1993.

 Interest-earning assets averaged $12.9 billion in 1993, compared to $12.5 billion in 1992. Loans accounted for approximately one-half of the growth in earning assets. The net interest margin improved between the two years, mostly because rates on interest-bearing liabilities decreased faster than yields on interest-earning assets in the declining rate environment during this period.
 Average loans outstanding were $8.7 billion in 1993 compared to $8.4 billion in 1992, a 3% increase. Average commercial loans increased by 1% in 1993, re-flecting the weak loan demand in Meridian's marketplace. Average residential real estate mortgage loans declined by 14%, the result of accelerated pre-pay-ments of mortgages in the low interest rate environment that prevailed in 1993. Consumer loan growth was strong, with average outstandings increasing 16%. Most of the growth occurred in the home equity and indirect automobile loan categories, due to the low interest rate environment and enhanced market-ing efforts. Average deposits were $11.3 billion in 1993, almost unchanged from 1992.
 PROVISION FOR POSSIBLE LOAN LOSSES AND RELATED CREDIT QUALITY. The provision for possible loan losses was $56.1 million in 1993 compared to $68.8 million in 1992. The decline of $12.7 million resulted primarily from an improvement in loan quality. The overall improvement in asset quality was also evident in a decrease of $12.4 million in writedowns and other expenses associated with foreclosed real estate, from $23.3 million in 1992 to $10.9 million in 1993. Net loans charged-off were $51.3 million in 1993 compared to $84.6 million in 1992. The balance in the allowance for possible loan losses was $173.4 million or 136% of non-performing loans at December 31, 1993 compared to $165.5 mil-lion and 115% at the end of 1992.
 NON-INTEREST INCOME. Non-interest income was $285.3 million in 1993 compared to $242.9 million in 1992. Revenues from the mortgage banking, asset manage-ment, and securities activities were $147.0 million in 1993, an increase of $6.6 million, or 5%, over revenues of 1992. Increases in trust revenues and revenues in the securities unit more than offset a decline in revenues in the mortgage banking unit, primarily due to a decrease in servicing fees and an increase in the amortization of purchased mortgage servicing rights, which is recorded as a reduction of mortgage banking revenues. Gains on sales of mort-gage servicing increased during the year. The increase in revenues in the se-curities unit resulted from higher net trading gains, tender option bond fees, and retail brokerage commissions and fees. Service charges on deposits and fees for other customer services increased by $7.5 million, or 8%, between the two years. Net securities gains were $25.3 million in 1993 compared to $2.8 million in 1992. Included in the total for 1993 was a gain of $8.6 million on the sale of Meridian's common stock investment in Fidelity National Financial, Inc. This stock was acquired as part of the sale of Meridian's title insurance operations in 1992.

 NON-INTEREST EXPENSES. Non-interest expenses were $636.9 million in 1993 com-pared to $561.9 million in 1992. The increase resulted primarily from the fol-lowing:
 . A restructuring charge of $17.5 million associated with reducing the scope of Meridian's mortgage servicing-related activities and an increase of $5.0 million in the provision for possible credit losses on mortgage servicing portfolios with recourse.
 . One-time expenses of $11.9 million related to the merger with Commonwealth. Exclusive of these changes in 1993, non-interest expenses would have in-
creased by $40.6 million or 7% between the two years.
 Salaries and employee benefits were $296.1 million in 1993 compared to $255.5 million in 1992, an increase of 16%. An increase in staff levels because of acquisitions in the banking unit and ongoing expansion in the broker-dealer and investment banking function, an increase in commissions and other incen-tive-related compensation, merit increases for employees, and a 54% increase in medical and other employee-related insurance contributed to the higher level of personnel expense.
 Net occupancy expense was $42.6 million in 1993 compared to $41.3 million in 1992, an increase of 3%. Equipment expense increased from $37.1 million in 1992 to $38.0 million in 1993, or 2%. The increases in both expense categories were related to expansion, banking acquisitions, and the upgrading of Meridi-an's data processing and operations capabilities.
 The increase in other operating expenses from $228.0 million in 1992 to $242.6 million in 1993 resulted from several factors. Loan related expenses, primarily in Meridian's mortgage banking subsidiary, increased by $8.4 million in 1993. Included in this total was an increase of $5.0 million in the provi-sion for possible credit losses on mortgage servicing portfolios purchased with recourse. FDIC deposit insurance expense increased by $4.0 million be-tween the two years. Professional fees, mostly payments to outside consultants for enhancements to operating systems, increased by $4.0 million. Other cate-gories reflecting increases between the two years included advertising, ac-counting and legal fees, and educational development expenses. Partially off-setting these increases was a decline of $12.3 million in foreclosed real es-tate expenses.
 PROVISION FOR INCOME TAXES. The effective tax rate was 28% in 1993, up from 26% in 1992. The tax rate for both periods was less than the federal statutory rate of 35% in 1993 and 34% in 1992, primarily because of tax-exempt invest-ment and loan income.

QUARTERLY FINANCIAL DATA

 Summarized quarterly financial data for 1994 and 1993 is presented in Table
25.

--------------------------------------------------------------------------------
Table 1: NET INTEREST INCOME, AVERAGE BALANCES AND RATES

(Dollars in Thousands)

                                         1994                            1993                            1992
                            -------------------------------  -----------------------------  -------------------------------
                                          INTEREST  AVERAGE               Interest Average                Interest  Average
                              AVERAGE     INCOME/   YIELD/     Average    Income/  Yield/     Average     Income/   Yield/
                              BALANCE     EXPENSE    RATE      Balance    Expense   Rate      Balance     Expense    Rate
                            -----------  ---------- -------  -----------  -------- -------  -----------  ---------- -------
  ASSETS
  INTEREST-EARNING ASSETS
  Short-Term Investment
   Interest-Bearing
    Deposits in Other
    Banks.................  $   103,016  $    4,607    4.47% $   110,754  $  3,874    3.50% $   188,544  $    8,326    4.42%
   Federal Funds Sold and
    Securities Purchased
    Under Agreements to
    Resell................       74,726       2,928    3.92       53,681     2,262    4.21       23,807         916    3.85
                            -----------  ----------    ----  -----------  --------    ----  -----------  ----------   -----
    Total Short-Term
     Investments..........      177,742       7,535    4.24      164,435     6,136    3.73      212,351       9,242    4.35
                            -----------  ----------    ----  -----------  --------    ----  -----------  ----------   -----
  Trading Account
   Assets/(1)/............      136,550       9,250    6.77      148,419    10,989    7.40       84,475       4,634    5.49
  Investment Securities
   Available for
   Sale/(1)/..............      363,580      25,364    6.98      668,299    49,202    7.36      245,293      18,137    7.39
  Investment Securities
   Taxable................    2,565,868     137,438    5.36    2,368,231   135,749    5.73    2,634,918     184,524    7.00
   Non-Taxable/(1)/.......      338,260      28,070    8.30      378,198    31,640    8.37      339,357      33,042    9.74
                            -----------  ----------    ----  -----------  --------    ----  -----------  ----------   -----
    Total Investment
     Securities...........    2,904,128     165,508    5.70    2,746,429   167,389    6.09    2,974,275     217,566    7.31
                            -----------  ----------    ----  -----------  --------    ----  -----------  ----------   -----
  Loans Held For Sale.....      381,365      28,618    7.50      499,585    36,405    7.29      502,602      40,630    8.08
  Loans
   Commercial/(1)/........    5,636,223     460,234    8.17    5,259,325   409,214    7.78    5,203,832     426,620    8.20
   Real Estate-
    Residential...........    1,099,542      89,905    8.18    1,002,361    93,065    9.28    1,160,764     119,974   10.34
   Consumer...............    2,614,419     216,334    8.27    2,406,796   211,341    8.78    2,077,618     200,204    9.64
                            -----------  ----------    ----  -----------  --------    ----  -----------  ----------   -----
    Total Loans/(2)/......    9,350,184     766,473    8.20    8,668,482   713,620    8.23    8,442,214     746,798    8.85
                            -----------  ----------    ----  -----------  --------    ----  -----------  ----------   -----
  TOTAL INTEREST-EARNING
   ASSETS.................   13,313,549   1,002,748    7.53   12,895,649   983,741    7.63   12,461,210   1,037,007    8.32
  Allowance for Possible
   Loan Losses............     (175,101)         --      --     (173,170)       --      --     (186,480)         --      --
  Non-Interest Earning
   Assets.................    1,414,374          --      --    1,442,773        --      --    1,349,499          --      --
                            -----------  ----------    ----  -----------  --------    ----  -----------  ----------   -----
    TOTAL ASSETS, INTEREST
     INCOME...............  $14,552,822  $1,002,748    6.89% $14,165,252  $983,741    6.94% $13,624,229  $1,037,007    7.61%
                            ===========  ==========    ====  ===========  ========    ====  ===========  ==========   =====
  LIABILITIES
  INTEREST-BEARING
   LIABILITIES
  Interest-Bearing
   Deposits
   NOW Accounts...........  $ 1,481,798  $   21,373    1.44% $ 1,320,401  $ 22,904    1.73% $ 1,128,010  $   31,268    2.77%
   Savings Deposits.......    1,943,411      41,666    2.14    1,756,208    40,456    2.30    1,347,803      46,091    3.42
   Money Market Deposit
    Accounts..............    2,326,188      58,020    2.49    2,409,786    43,043    1.79    2,476,316      61,386    2.48
   Short-Term Time
    Deposits..............      732,817      23,783    3.25      891,432    32,579    3.65    1,057,522      42,632    4.03
   Long-Term Time
    Deposits..............    2,505,410     113,921    4.55    2,643,194   116,915    4.42    3,024,980     174,170    5.76
   Certificates of
    Deposit of $100,000
    or More...............      497,080      24,493    4.93      587,603    27,925    4.75      748,493      40,628    5.43
                            -----------  ----------    ----  -----------  --------    ----  -----------  ----------   -----
    Total Interest-Bearing
     Deposits.............    9,486,704     283,256    2.99    9,608,624   283,822    2.95    9,783,124     396,175    4.05
                            -----------  ----------    ----  -----------  --------    ----  -----------  ----------   -----
  Short-Term Borrowings
   Federal Funds
    Purchased and
    Securities Sold Under
    Agreements to
    Repurchase............    1,250,134      52,932    4.23      841,257    24,424    2.90      722,100      24,765    3.43
   Commercial Paper.......        3,650         141    3.86        2,342        69    2.95        9,784         374    3.82
   Other Short-Term
    Borrowings............      209,615      10,053    4.80      188,780     6,025    3.19      121,432       4,220    3.48
                            -----------  ----------    ----  -----------  --------    ----  -----------  ----------   -----
    Total Short-Term
     Borrowings...........    1,463,399      63,126    4.31    1,032,379    30,518    2.96      853,316      29,359    3.44
                            -----------  ----------    ----  -----------  --------    ----  -----------  ----------   -----
  Long-Term Debt and
   Other Borrowings.......      382,835      26,242    6.85      439,154    30,058    6.84      240,761      17,464    7.25
                            -----------  ----------    ----  -----------  --------    ----  -----------  ----------   -----
    TOTAL INTEREST-BEARING
     LIABILITIES..........   11,332,938     372,624    3.29   11,080,157   344,398    3.11   10,877,201     442,998    4.07
                            -----------  ----------    ----  -----------  --------    ----  -----------  ----------   -----
  NON-INTEREST SOURCES TO
   FUND INTEREST-EARNING
   ASSETS
  Non-Interest Bearing
   Deposits...............    1,738,859          --      --    1,694,358        --      --    1,530,571          --      --
  Other Liabilities.......      278,815          --      --      277,203        --      --      213,362          --      --
  Shareholders' Equity....    1,202,210          --      --    1,113,534        --      --    1,003,095          --      --
                            -----------  ----------    ----  -----------  --------    ----  -----------  ----------   -----
    TOTAL NON-INTEREST
     SOURCES TO FUND
     INTEREST-EARNING
     ASSETS...............    3,219,884          --      --    3,085,095        --      --    2,747,028          --      --
                            -----------  ----------    ----  -----------  --------    ----  -----------  ----------   -----
    TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY,
     INTEREST EXPENSE.....  $14,552,822     372,624    2.56% $14,165,252   344,398    2.43% $13,624,229     442,998    3.25%
                            ===========  ==========    ====  ===========  ========    ====  ===========  ==========   =====
  NET INTEREST INCOME.....               $  630,124                       $639,343                       $  594,009
                                         ==========                       ========                       ==========
  NET INTEREST
   SPREAD/(3)/............                             4.24%                          4.52%                            4.25%
  EFFECT OF NON-INTEREST
   BEARING FUNDS..........                              .49                            .44                              .52
                                                       ----                           ----                            -----
  NET INTEREST
   MARGIN/(4)/............                             4.73%                          4.96%                            4.77%
                                                       ====                           ====                            =====

 /(1)/ The indicated interest income and average yields are presented on a taxable-equivalent basis. The taxable-equivalent adjustments included above are $17,708, $22,051, and $20,826 for 1994, 1993, and 1992, re-
       spectively. The effective tax rates used for the taxable-equivalent ad-justments were 35% for 1994 and 1993 and 34% for 1992.
 /(2)/ Loan fees of $14,168, $14,616, and $15,951 for 1994, 1993 and 1992, re-
       spectively, are included in interest income. Average loan balances in-clude non-accruing loans.
 /(3)/ Net Interest Spread is the arithmetic difference between the yield on interest-earning assets and the rate paid on interest-bearing liabili-ties.
 /(4)/ Net Interest Margin is computed by dividing net interest income by av-erage interest-earning assets.

-------------------------------------------------------------------------------
Table 2: ANALYSIS OF IMPACT ON NET INTEREST INCOME OF CHANGES IN VOLUMES AND
     RATES OF INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES

(Dollars in Thousands)

                                          1994/1993/(2)/                              1993/1992/(2)/
                             -------------------------------------------  -----------------------------------------
                              INCREASE (DECREASE) IN INTEREST INCOME/     Increase (Decrease) in Interest Income/
                                     EXPENSE DUE TO CHANGES IN                   Expense Due To Changes In
                             -------------------------------------------  -----------------------------------------
                                VOLUME          RATE           TOTAL        Volume         Rate           Total
                             -------------- -------------  -------------  --------------------------  -------------
  INTEREST INCOME
  Short-Term Investments
   Interest-Bearing
    Deposits in Other
    Banks.................   $        (285) $       1,018  $         733  $    (2,959) $      (1,493) $      (4,452)
   Federal Funds Sold and
    Securities Purchased
    Under Agreements to
    Resell................             832           (166)           666        1,253             93          1,346
                             -------------  -------------  -------------  -----------  -------------  -------------
    Total Short-Term
     Investments..........             547            852          1,399       (1,706)        (1,400)        (3,106)
                             -------------  -------------  -------------  -----------  -------------  -------------
  Trading Account Assets..            (842)          (897)        (1,739)       4,354          2,001          6,355
  Investment Securities
   Available for
   Sale/(1)/..............         (21,413)        (2,425)       (23,838)      31,139            (74)        31,065
  Investment Securities
   Taxable................          10,832         (9,143)         1,689      (17,466)       (31,309)       (48,775)
   Non-Taxable/(1)/.......          (3,308)          (262)        (3,570)       3,543         (4,945)        (1,402)
                             -------------  -------------  -------------  -----------  -------------  -------------
    Total Investment
     Securities/(1)/......           7,524         (9,405)        (1,881)     (13,923)       (36,254)       (50,177)
  Loans Held For Sale.....          (8,812)         1,025         (7,787)        (244)        (3,981)        (4,225)
  Loans
   Commercial/(1)/........          30,021         20,999         51,020        4,533        (21,939)       (17,406)
   Real Estate-
    Residential...........           8,500        (11,660)        (3,160)     (15,366)       (11,543)       (26,909)
   Consumer...............          17,655        (12,662)         4,993       29,987        (18,850)        11,137
                             -------------  -------------  -------------  -----------  -------------  -------------
    Total Loans...........          56,176         (3,323)        52,853       19,154        (52,332)       (33,178)
                             -------------  -------------  -------------  -----------  -------------  -------------
    TOTAL INTEREST INCOME.   $      33,180  $     (14,173) $      19,007  $    38,774  $     (92,040) $     (53,266)
                             -------------  -------------  -------------  -----------  -------------  -------------
  INTEREST EXPENSE
  Interest-Bearing
   Deposits...............          (3,990)         3,424           (566)      (6,924)      (105,429)      (112,353)
  Short-Term Borrowings
   Federal Funds Purchased
    and Securities Sold
    Under
    Agreements to
    Repurchase............          14,667         13,841         28,508        3,777         (4,118)          (341)
   Other Short-Term
    Borrowings............             773          3,327          4,100        1,938           (438)         1,500
                             -------------  -------------  -------------  -----------  -------------  -------------
    Total Short-Term
     Borrowings...........          15,440         17,168         32,608        5,715         (4,556)         1,159
                             -------------  -------------  -------------  -----------  -------------  -------------
   Long-Term Debt and
    Other Borrowings......          (3,860)            44         (3,816)      13,392           (798)        12,594
                             -------------  -------------  -------------  -----------  -------------  -------------
    TOTAL INTEREST
     EXPENSE..............           7,590         20,636         28,226       12,183       (110,783)       (98,600)
                             -------------  -------------  -------------  -----------  -------------  -------------
  INCREASE (DECREASE) IN
   NET INTEREST INCOME....   $      25,590  $     (34,809) $      (9,219) $    26,591  $      18,743  $      45,334
                             =============  =============  =============  ===========  =============  =============

 /(1)/ The indicated interest changes are presented on a taxable equivalent basis, using an effective tax rate of 35% for 1994 and 1993 and 34% for 1992.
 /(2)/ The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate compo-nents based upon the absolute dollar amount of the change in each com-ponent prior to the allocation.

--------------------------------------------------------------------------------
Table 3: INTEREST RATE SENSITIVITY

DECEMBER 31, 1994
(Dollars In Thousands)

                                                MATURITY/REPRICING SCHEDULE
                            -------------------------------------------------------------------------
                              WITHIN      TWO TO      FOUR TO     SEVEN TO      OVER
                               ONE        THREE         SIX        TWELVE      TWELVE
                              MONTH       MONTHS      MONTHS       MONTHS      MONTHS        TOTAL
                            ----------  ----------  -----------  ----------  -----------  -----------
  INTEREST-EARNING ASSETS
   Short-Term Investments
    and Trading Account
    Assets................  $  249,877  $  269,478  $    35,297  $   10,760  $     1,176  $   566,588
   Investment Securities
    and Investment
    Securities Available
    for Sale..............     113,957     176,035      516,249     367,609    2,133,563    3,307,413
   Loans..................   4,082,338     921,301      475,941     900,365    3,468,268    9,848,213
                            ----------  ----------  -----------  ----------  -----------  -----------
   Total Interest-Earning
    Assets................   4,446,172   1,366,814    1,027,487   1,278,734    5,603,007   13,722,214
                            ----------  ----------  -----------  ----------  -----------  -----------
  FUNDING SOURCES
   Interest-Bearing
    Deposits..............   1,706,511     762,891    1,396,704   1,592,140    3,922,661    9,380,907
   Short-Term Borrowings..   1,812,566          --           --          --           --    1,812,566
   Long-Term Debt and
    Other Borrowings......       3,292      85,634          870       1,735      280,622      372,153
                            ----------  ----------  -----------  ----------  -----------  -----------
   Total Interest-Bearing
    Liabilities...........   3,522,369     848,525    1,397,574   1,593,875    4,203,283   11,565,626
                            ----------  ----------  -----------  ----------  -----------  -----------
  Demand Deposits,
   Shareholders' Equity,
   and Other Non-Interest
   Bearing Funds, Net.....      17,295      44,214       38,660     (44,198)   2,100,617    2,156,588
  Interest Rate Swaps.....   1,208,000   1,060,000     (375,000)   (775,000)  (1,118,000)          --
  Tender Option Bonds and
   Other Off-Balance Sheet
   Items..................      (6,790)    107,779       24,650       8,241     (133,880)          --
                            ----------  ----------  -----------  ----------  -----------  -----------
   Total Funding Sources..   4,740,874   2,060,518    1,085,884     782,918    5,052,020  $13,722,214
                            ----------  ----------  -----------  ----------  -----------  ===========
  Interest Sensitivity
   Gap....................  $ (294,702) $ (693,704) $   (58,397) $  495,816  $   550,987
                            ==========  ==========  ===========  ==========  ===========
  Cumulative Interest
   Sensitivity Gap........  $ (294,702) $ (988,406) $(1,046,803) $ (550,987)
                            ==========  ==========  ===========  ==========
  Cumulative Interest
   Sensitivity Gap as a
   Percent of Interest-
   Earning Assets.........        -2.1%       -7.2%        -7.6%       -4.0%

--------------------------------------------------------------------------------
Table 4: OFF-BALANCE SHEET DERIVATIVES--MATURITIES AND OTHER INFORMATION

DECEMBER 31, 1994
(Dollars in Thousands)

                                                                                                                        Net
                                                                         1999                                        Unrealized
                                                                         and                  Unrealized Unrealized    Gains
                             1995        1996       1997      1998      Beyond      Total       Gains      Losses     (Losses)
                          ----------  ----------  --------  --------  ----------  ----------  ---------- ----------  ----------
  CONSOLIDATED NOTIONAL
   AMOUNT
  Related to Interest
   Rate Risk Management.  $  979,033  $1,153,200  $768,700  $310,700  $  482,903  $3,694,536   $ 1,260   $(101,856)  $(100,596)
  Related to Securities
   Unit (Broker-Dealer
   Activities)..........     342,764     123,073   132,517    88,992     843,238   1,530,584    12,918      (3,777)      9,141
                          ----------  ----------  --------  --------  ----------  ----------   -------   ---------   ---------
   CONSOLIDATED
    DERIVATIVES.........  $1,321,797  $1,276,273  $901,217  $399,692  $1,326,141  $5,225,120   $14,178   $(105,633)  $ (91,455)
                          ==========  ==========  ========  ========  ==========  ==========   =======   =========   =========
  RELATED TO INTEREST
   RATE RISK MANAGEMENT
  Interest Rate Swaps
   Fixed Rate Receive
   Notional Amount......  $  850,000  $1,150,000  $535,000  $300,000          --  $2,835,000        --   $(101,491)  $(101,491)
   Weighted Average
    Fixed Rate Receive..        5.51%       5.54%     5.58%     5.30%         --        5.52%
   Weighted Average
    Floating Rate Pay...        6.25%       6.09%     5.89%     5.88%         --        6.08%
   Fixed Rate Pay
   Notional Amount......      50,000          --        --        --          --      50,000   $   905          --         905
   Weighted Average
    Floating Rate
    Receive.............        8.50%         --        --        --          --        8.50%
   Weighted Average
    Fixed Rate Pay......        6.81%         --        --        --          --        6.81%
  Purchased Interest
   Rate Floors
   Notional Amount......          --          --   200,000        --  $  300,000     500,000       355        (282)         73
   Weighted Average
    Rate................          --          --      7.50%       --        6.67%       7.00%
  Notional Amount of
   Other Contracts
   Interest Rate Caps
    and Floors for
    Customers...........      36,600       3,200    33,700    10,700     182,903     267,103        --          --          --
   Other................      42,433          --        --        --          --      42,433        --         (83)        (83)
                          ----------  ----------  --------  --------  ----------  ----------   -------   ---------   ---------
  TOTAL INTEREST RATE
   RISK MANAGEMENT......  $  979,033  $1,153,200  $768,700  $310,700  $  482,903  $3,694,536   $ 1,260   $(101,856)  $(100,596)
                          ==========  ==========  ========  ========  ==========  ==========   =======   =========   =========
 NOTES
 1. Maturity information reflects contractual terms based on interest rates in effect at December 31, 1994.
 2. Fixed rate receive swaps convert retail deposits to floating rates.
 3. Fixed rates shown are rates over the life of the swaps; floating rates rep-
    resent rates in effect at December 31, 1994.
 4. Fixed rate receive swaps contain (1) $225 million of indexed amortizing swaps, where amortization of the notional amount is dependent upon the level of short term interest rates and (2) $50 million of forward starting swaps.
 5. Weighted average rates shown for purchased floors are the exercise rates;
    payments will be received when market rates are below these predetermined exercise rates.
 6. Other contracts include customer caps and floors, forward delivery instru-
    ments to manage risks from mortgage operations, and foreign exchange con-
    tracts.

  RELATED TO SECURITIES
   UNIT (BROKER-DEALER
   ACTIVITIES)
  Interest Rate Swaps
   Fixed Rate Receive
   Notional Amount......          --          --        --        --  $    8,000  $    8,000        --   $    (320)  $    (320)
   Weighted Average
    Fixed Rate Receive..          --          --        --        --        7.09%       7.09%
   Weighted Average
    Floating Rate Pay...          --          --        --        --        4.85%       4.85%
  Tender Option Bonds
   Notional Amount......  $   51,236  $   73,310  $ 84,710  $  3,195      43,497     255,948   $ 7,513      (1,804)      5,709
   Weighted Average
    Fixed Rate Receive..        8.08%       7.94%     7.85%     6.75%       8.04%       7.94%
   Weighted Average
    Floating Rate Pay...        3.74%       3.84%     4.16%     4.75%       3.81%       3.93%
  Treasury Float
   Contracts............     110,205      44,065    42,970    82,221     741,614   1,021,075     4,345          --       4,345
  Commitments to
   Purchase or Sell
   Mortgages and
   Securities...........     181,323       5,698     4,837     3,576      50,127     245,561     1,060      (1,653)       (593)
                          ----------  ----------  --------  --------  ----------  ----------   -------   ---------   ---------
  TOTAL SECURITIES UNIT.  $  342,764  $  123,073  $132,517  $ 88,992  $  843,238  $1,530,584   $12,918   $  (3,777)  $   9,141
                          ==========  ==========  ========  ========  ==========  ==========   =======   =========   =========

 NOTES
 1.Maturity information reflects contractual terms based on interest rates in effect at December 31, 1994.
 2.Fixed rates shown are rates over the life of the swaps; floating rates rep-resent rates in effect at December 31, 1994.

-------------------------------------------------------------------------------
Table 5: ACTIVITY IN INTEREST RATE SWAPS AND PURCHASED INTEREST RATE FLOORS RELATED TO INTEREST RATE RISK MANAGEMENT

NOTIONAL AMOUNTS
(Dollars in Thousands)

                            Fixed Rate     Fixed Rate
                           Receive Swaps    Forward     Fixed Rate Purchased
                            Outstanding  Starting Swaps Pay Swaps   Floors      Total
                           ------------- -------------- ---------- --------- -----------
  December 31, 1992.......  $ 1,795,000    $ 275,000     $100,000        --  $ 2,170,000
  Maturities..............   (1,410,000)          --           --        --   (1,410,000)
  Terminations............      (50,000)          --           --        --      (50,000)
  New contracts...........    1,425,000      175,000           --        --    1,600,000
  Forwards becoming
   effective..............      300,000     (300,000)          --        --           --
                            -----------    ---------     --------  --------  -----------
  December 31, 1993.......    2,060,000      150,000      100,000        --    2,310,000
  Maturities..............     (550,000)          --      (50,000)       --     (600,000)
  Terminations............     (225,000)          --           --        --     (225,000)
  New contracts...........      875,000      525,000           --  $500,000    1,900,000
  Forwards becoming
   effective..............      625,000     (625,000)          --        --           --
                            -----------    ---------     --------  --------  -----------
  DECEMBER 31, 1994.......  $ 2,785,000    $  50,000     $ 50,000  $500,000  $ 3,385,000
                            ===========    =========     ========  ========  ===========

-------------------------------------------------------------------------------
Table 6: LOANS

DECEMBER 31,
(Dollars in Thousands)

                                 1994            1993            1992            1991            1990
                            --------------  --------------  --------------  --------------  --------------
                              AMOUNT    %     Amount    %     Amount    %     Amount    %     Amount    %
                            ---------- ---  ---------- ---  ---------- ---  ---------- ---  ---------- ---
  COMMERCIAL LOANS
   Real Estate--
   Commercial Mortgage....  $1,698,329  17% $1,620,876  18% $1,581,188  18% $1,524,219  18% $1,493,751  16%
   Real Estate--
   Construction...........     276,858   3     261,847   3     286,205   3     400,827   4     475,280   5
   Commercial, Financial
    and Agricultural......   3,966,785  41   3,564,387  40   3,379,190  40   3,386,655  40   3,418,086  36
                            ---------- ---  ---------- ---  ---------- ---  ---------- ---  ---------- ---
    Total Commercial
     Loans................   5,941,972  61   5,447,110  61   5,246,583  61   5,311,701  62   5,387,117  57
                            ---------- ---  ---------- ---  ---------- ---  ---------- ---  ---------- ---
  REAL ESTATE--
   RESIDENTIAL............   1,217,142  12     993,459  11   1,057,576  13   1,285,102  15   1,550,483  16
  CONSUMER LOANS
   Real Estate--
   Home Equity............     744,022   8     680,440   7     581,500   7     482,172   5     426,740   4
   Revolving Credit.......     110,049   1      79,613   1      77,847   1      67,257   1      50,334   1
   Consumer Loans Held for
    Sale..................          --  --          --  --          --  --          --  --     625,283   7
   Other Consumer Loans...   1,744,438  18   1,787,422  20   1,588,091  18   1,351,818  17   1,400,937  15
                            ---------- ---  ---------- ---  ---------- ---  ---------- ---  ---------- ---
   Total Consumer Loans...   2,598,509  27   2,547,475  28   2,247,438  26   1,901,247  23   2,503,294  27
                            ---------- ---  ---------- ---  ---------- ---  ---------- ---  ---------- ---
    Total Loans, Net of
     Unearned Discount....  $9,757,623 100% $8,988,044 100% $8,551,597 100% $8,498,050 100% $9,440,894 100%
                            ========== ===  ========== ===  ========== ===  ========== ===  ========== ===

-------------------------------------------------------------------------------
Table 7: COMMERCIAL LOAN MATURITIES AND INTEREST SENSITIVITY

DECEMBER 31, 1994
(Dollars in Thousands)

                                    ONE YEAR  ONE THROUGH    OVER      TOTAL
                                    OR LESS   FIVE YEARS  FIVE YEARS   LOANS
                                   ---------- ----------- ---------- ----------
  Commercial, Financial and
   Agricultural (includes Real
   Estate--Commercial Mortgage)..  $2,341,436  $1,770,681 $1,552,997 $5,665,114
  Real Estate Construction.......     158,120     118,738         --    276,858
                                   ----------  ---------- ---------- ----------
   Total.........................  $2,499,556  $1,889,419 $1,552,997 $5,941,972
                                   ==========  ========== ========== ==========
  Loans with Predetermined Rates.  $  567,147  $  915,391 $  795,262 $2,277,800
  Loans with Variable Rates......   1,932,409     974,028    757,735  3,664,172
                                   ----------  ---------- ---------- ----------
   Total.........................  $2,499,556  $1,889,419 $1,552,997 $5,941,972
                                   ==========  ========== ========== ==========

 The maturity of loans is based upon contractual terms. Meridian may, howev-er, extend the stated maturity at prevailing rates and terms for economic and market reasons.

--------------------------------------------------------------------------------
Table 8: SECURITIES YIELDS BY MATURITY

DECEMBER 31, 1994
(Dollars in Thousands)

                                                        AFTER             AFTER
                                                       ONE YEAR         FIVE YEARS
                                 WITHIN               BUT WITHIN        BUT WITHIN         AFTER
                                ONE YEAR              FIVE YEARS        TEN YEARS        TEN YEARS           TOTAL
                            --------------------- ------------------ ---------------- ---------------- ------------------
                             AMOUNT        YIELD    AMOUNT    YIELD   AMOUNT   YIELD   AMOUNT   YIELD    AMOUNT    YIELD
                            --------      ------- ---------- ------- -------- ------- -------- ------- ---------- -------
  INVESTMENT SECURITIES
   United States
    Government
    Securities...........   $111,090        5.35% $  555,173   5.13% $    508   7.23% $    260   7.63% $  667,031   5.17%
   Mortgage-Backed
    Securities
   Collateralized
    Mortgage Obligations.    228,929        5.26     960,259   5.53   176,807   5.29    14,110   4.40   1,380,105   5.44
   Other.................     15,444        9.24     137,759   6.70    36,280   7.96    41,807   8.70     231,290   7.43
                            --------       -----  ----------  -----  --------  -----  --------  -----  ----------  -----
    Total Mortgage-Backed
     Securities..........    244,373        5.51   1,098,018   5.68   213,087   5.74    55,917   7.61   1,611,395   5.73
   State and Municipal
    Securities...........     74,207        7.12     115,244   8.28   112,268   7.69    33,682   9.19     335,401   7.91
   Other Securities......     57,161/(1)/   6.77     170,993   5.38     2,928   7.11    27,510   0.62     258,592   5.20
                            --------       -----  ----------  -----  --------  -----  --------  -----  ----------  -----
    Total Carrying Value.   $486,831        5.87% $1,939,428   5.65% $328,791   6.42% $117,369   6.43% $2,872,419   5.80%
                            ========       =====  ==========  =====  ========  =====  ========  =====  ==========  =====
  INVESTMENT SECURITIES
   AVAILABLE FOR SALE
   United States
    Government
    Securities...........   $ 27,698        4.69% $  246,736   6.29% $    160   6.47%       --     --  $  274,594   6.13%
   Mortgage-Backed
    Securities
   Collateralized
    Mortgage Obligations.         25        8.82         315   7.29       289   7.28  $ 23,631   6.69%     24,260   6.71
   Other.................         --          --      57,885   7.88     8,382   5.68    25,411   5.75      91,678   7.09
                            --------       -----  ----------  -----  --------  -----  --------  -----  ----------  -----
    Total Mortgage-Backed
     Securities..........         25        8.82      58,200   7.88     8,671   5.73    49,042   6.20     115,938   7.01
   State and Municipal
    Securities...........     11,643       14.05      14,111  10.34       309  11.95     7,299  11.77      33,362  11.95
   Other Securities......      8,918/(1)/   3.29       1,121  12.18       175   8.67       886   6.92      11,100   4.56
                            --------       -----  ----------  -----  --------  -----  --------  -----  ----------  -----
    Total Carrying Value.   $ 48,284        6.69% $  320,168   6.78% $  9,315   6.01% $ 57,227   6.92% $  434,994   6.77%
                            ========       =====  ==========  =====  ========  =====  ========  =====  ==========  =====

 The weighted average yields are based on carrying value with effective yields weighted for the contractual or expected maturity of each security. Where applicable, yields are calculated on a taxable equivalent basis using a 35% tax rate.
 /(1)/ Includes primarily stock and other securities with no stated maturity.

-------------------------------------------------------------------------------
Table 9: DEPOSITS BY MAJOR CLASSIFICATION

DECEMBER 31, (Dollars in Thousands)

                                   1994             1993             1992
                              ---------------  ---------------  ---------------
                                AMOUNT     %     Amount     %     Amount     %
                              ----------- ---  ----------- ---  ----------- ---
  Non-Interest Bearing
   Deposits.................  $ 1,998,660  18% $ 1,849,425  16% $ 1,824,878  15%
  NOW Accounts..............    1,523,834  13    1,467,758  13    1,334,441  11
  Savings Deposits..........    1,846,758  16    1,867,011  17    1,606,985  14
  Money Market Deposit
   Accounts.................    2,287,039  20    2,385,937  21    2,498,290  21
  Short-Term Time Deposits..      638,823   6      794,012   7      952,396   8
  Long-Term Time Deposits...    2,586,443  23    2,504,231  22    2,901,184  25
  Certificates of Deposit of
   $100,000 or More.........      498,010   4      477,777   4      656,528   6
                              ----------- ---  ----------- ---  ----------- ---
   Total....................  $11,379,567 100% $11,346,151 100% $11,774,702 100%
                              =========== ===  =========== ===  =========== ===

-------------------------------------------------------------------------------
Table 10: DEPOSITS BY TYPE OF DEPOSITOR

DECEMBER 31, (Dollars in Thousands)

                                              1994        1993        1992
                                           ----------- ----------- -----------
  Individuals, Partnerships and
   Corporations........................... $10,901,797 $10,755,408 $11,038,400
  United States Government................      25,817      21,652      31,842
  State and Political Subdivisions........     324,697     400,539     496,207
  Commercial Banks........................      31,351      54,002      61,996
  Other...................................      95,905     114,550     146,257
                                           ----------- ----------- -----------
   Total.................................. $11,379,567 $11,346,151 $11,774,702
                                           =========== =========== ===========

------------------------------------------------------------------------------
Table 11: MATURITY OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

DECEMBER 31,
(Dollars in Thousands)

                                              1994        1993        1992
                                           ----------- ----------- -----------
  Three Months or Less.................... $   298,217 $   230,855 $   317,538
  Over Three Through Six Months...........      62,976      65,383     104,448
  Over Six Through Twelve Months..........      65,129      52,868      95,837
  Over Twelve Months......................      71,688     128,671     138,705
                                           ----------- ----------- -----------
   Total.................................. $   498,010 $   477,777 $   656,528
                                           =========== =========== ===========

--------------------------------------------------------------------------------
Table 12: ALLOWANCE FOR POSSIBLE LOAN LOSSES

(Dollars in Thousands)

                               1994        1993        1992        1991        1990
                            ----------  ----------  ----------  ----------  ----------
  Balance at Beginning of
   Period.................  $  173,388  $  165,512  $  179,167  $  157,505  $   97,730
                            ----------  ----------  ----------  ----------  ----------
  Additions (Deductions)
   Acquired Allowances....       1,168       3,094       2,154          --         737
                            ----------  ----------  ----------  ----------  ----------
  Loans Charged-Off
   Commercial (includes
    Commercial
    Real Estate)..........     (31,819)    (46,431)    (80,206)    (69,784)    (64,760)
   Real Estate--
    Residential...........      (9,301)     (1,593)       (802)       (416)       (115)
   Consumer...............     (11,035)    (14,486)    (14,178)    (21,951)    (23,229)
                            ----------  ----------  ----------  ----------  ----------
   Total Loans Charged-
    Off...................     (52,155)    (62,510)    (95,186)    (92,151)    (88,104)
                            ----------  ----------  ----------  ----------  ----------
  Recoveries on Charged-
   Off Loans
   Commercial (includes
    Commercial
    Real Estate)..........      14,383       6,570       5,976       2,949       2,788
   Real Estate--
    Residential...........         460         163          57          15          46
   Consumer...............       4,837       4,458       4,517       4,099       3,562
                            ----------  ----------  ----------  ----------  ----------
   Total Recoveries on
    Charged-Off Loans.....      19,680      11,191      10,550       7,063       6,396
                            ----------  ----------  ----------  ----------  ----------
   Net Loans Charged-Off..     (32,475)    (51,319)    (84,636)    (85,088)    (81,708)
                            ----------  ----------  ----------  ----------  ----------
   Provision Charged to
    Operating Expense.....      27,321      56,101      68,827     106,750     140,746
                            ----------  ----------  ----------  ----------  ----------
  Balance at End of
   Period.................  $  169,402  $  173,388  $  165,512  $  179,167  $  157,505
                            ==========  ==========  ==========  ==========  ==========
  Average Loans...........  $9,350,184  $8,668,482  $8,442,214  $8,839,384  $9,371,994
  Loans at Year End.......  $9,757,623  $8,988,044  $8,551,597  $8,498,050  $9,440,894
  Net Loans Charged-Off To
   Average Loans..........         .35%        .59%       1.00%        .96%        .87%
   Loans at Year-End......         .33         .57         .99        1.00         .87
   Allowance for Possible
    Loan Losses...........       19.17       29.60       51.14       47.49       51.88
   Provision for Possible
    Loan Losses...........      118.86       91.48      122.97       79.71       58.05
  Allowance for Possible
   Loan Losses to
   Average Loans..........        1.81        2.00        1.96        2.03        1.68
   Loans at Year-End......        1.74        1.93        1.94        2.11        1.67

--------------------------------------------------------------------------------
Table 13: ALLOCATION OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

DECEMBER 31, (Dollars in Thousands)

                                 1994              1993              1992                   1991              1990
                           ----------------  ----------------  ---------------------  ----------------  ----------------
                            AMOUNT  % LOANS   Amount  % Loans   Amount       % Loans   Amount  % Loans   Amount  % Loans
                           -------- -------  -------- -------  --------      -------  -------- -------  -------- -------
  Commercial.............. $ 88,309      61% $ 98,821      61% $114,933/(1)/      61% $ 62,799      62% $ 69,634      57%
  Real Estate--
   Residential............   11,276      12     7,000      11       706           13       867      15     1,368      16
  Consumer................   14,864      27    20,958      28    19,941           26    17,953      23    25,319      27
  Unallocated.............   54,953      --    46,609      --    29,932/(1)/      --    97,548      --    61,184      --
                           --------     ---  --------     ---  --------          ---  --------     ---  --------     ---
   Total.................. $169,402     100% $173,388     100% $165,512/(1)/     100% $179,167     100% $157,505     100%
                           ========     ===  ========     ===  ========          ===  ========     ===  ========     ===

 /(1)/ Beginning in 1992, the method of allocating the allowance to individual commercial loans was changed. Allocations are now based primarily on historical chargeoff experience for each credit risk category of com-mercial loans.

--------------------------------------------------------------------------------
Table 14: CREDIT QUALITY

DECEMBER 31, (Dollars in Thousands)

                                1994      1993      1992      1991      1990
                              --------  --------  --------  --------  --------
  NON-ACCRUAL LOANS
   Commercial
   Real Estate--Commercial
    Mortgage................  $ 28,265  $ 30,544  $ 36,326  $ 35,479  $ 34,867
   Real Estate--
    Construction............     1,356     2,834    10,283    20,210    26,829
   Commercial, Financial
    and Agricultural........    42,899    59,882    77,078    95,763    78,014
                              --------  --------  --------  --------  --------
    Total Commercial........    72,520    93,260   123,687   151,452   139,710
  Real Estate--Residential..    16,370    29,843    18,105    10,857     8,168
  Consumer..................       233     1,162       957       714       497
                              --------  --------  --------  --------  --------
    Total Non-Accrual
     Loans..................    89,123   124,265   142,749   163,023   148,375
                              --------  --------  --------  --------  --------
  RESTRUCTURED LOANS
   Real Estate--Commercial
    Mortgage................         9       908        --     3,127        --
   Real Estate--
    Construction............        33     1,419        46        53       360
   Commercial, Financial
    and Agricultural........     1,103     1,004       846     3,077     4,053
                              --------  --------  --------  --------  --------
    Total Restructured
     Loans..................     1,145     3,331       892     6,257     4,413
                              --------  --------  --------  --------  --------
     Total Non-Performing
      Loans.................    90,268   127,596   143,641   169,280   152,788
                              --------  --------  --------  --------  --------
  ASSETS ACQUIRED IN
   FORECLOSURES AND ASSETS
   CONSIDERED TO BE AN IN-
   SUBSTANCE FORECLOSURE
   STATUS
   Foreclosed Real Estate...    23,392    29,497    28,811    20,733     8,628
   Assets Related to
    Consumer Loans..........     2,178     1,265     2,235     1,694     2,617
   In-Substance
    Foreclosures............     5,900    20,454    39,501    54,773    21,974
                              --------  --------  --------  --------  --------
    Total Assets Acquired...    31,470    51,216    70,547    77,200    33,219
                              --------  --------  --------  --------  --------
     Total Non-Performing
      Assets................  $121,738  $178,812  $214,188  $246,480  $186,007
                              ========  ========  ========  ========  ========
  Allowance for Possible
   Loan Losses as a
   Percentage of Loans......      1.74%     1.93%     1.94%     2.11%     1.67%
   Non-Performing Loans.....       188       136       115       106       103
   Non-Performing Assets....       139        97        77        73        85
  Total Non-Performing Loans
   as a Percentage of Loans.       .93      1.42      1.68      1.99      1.62
  Total Non-Performing
   Assets as a Percentage of
   Loans and Assets Acquired
   in Foreclosures..........      1.24      1.98      2.48      2.87      1.96
   Loans Past Due 90 or more
    Days as to Interest or
    Principal not Included
    Above (Includes $11,789
    of Real Estate-
    Residential as of
    December 31, 1994)......  $ 22,355  $ 24,798  $ 41,083  $ 54,666  $ 56,431
  Total Non-Performing
   Assets and Loans Past Due
   90 or more Days as to
   Interest or Principal....  $144,093  $203,610  $255,271  $301,146  $242,438
  Total Non-Performing
   Assets and Loans Past Due
   90 or more Days as to
   Interest or Principal as
   a Percentage of Loans and
   Assets Acquired in
   Foreclosures.............      1.47%     2.25%     2.96%     3.51%     2.56%

-------------------------------------------------------------------------------
Table 15: CHANGE IN NON-PERFORMING ASSETS

(Dollars in Thousands)

                                                               1994      1993
                                                             --------  --------
  TOTAL NON-PERFORMING ASSETS AT BEGINNING OF PERIOD.......  $178,812  $214,188
  Non-Performing Loans at Beginning of Period..............   127,596   143,641
   Additions...............................................   104,869   113,132
   Payments................................................   (68,501)  (37,831)
   Return to Accrual Status................................   (20,893)  (12,620)
   Charge-offs.............................................   (29,773)  (47,198)
   Transfers to Assets Acquired in Foreclosures............    (9,190)  (31,528)
   Transfers to Assets Held for Sale.......................   (13,840)       --
                                                             --------  --------
    Total Non-Performing Loans at End of Period............    90,268   127,596
                                                             --------  --------
  Assets Acquired in Foreclosures and Assets
   Considered to be in an In-Substance
   Foreclosure Status at Beginning of Period...............    51,216    70,547
   Additions...............................................    22,428    31,920
   Payments and Sales......................................   (32,129)  (60,461)
   Transfers from Non-Performing Loans.....................     9,190    31,528
   Net Writedowns..........................................   (10,890)  (22,318)
   Transfers to Assets Held for Sale.......................    (8,345)       --
                                                             --------  --------
    Total Assets Acquired at End of Period.................    31,470    51,216
                                                             --------  --------
  TOTAL NON-PERFORMING ASSETS AT END OF PERIOD.............  $121,738  $178,812
                                                             ========  ========

-------------------------------------------------------------------------------
Table 16: PAYMENT PERFORMANCE OF NON-ACCRUAL LOANS

DECEMBER 31, 1994 (Dollars In Thousands)

                                              MERIDIAN'S CUSTOMER'S  ACCUMULATED
                                               CARRYING  CONTRACTUAL     NET
                                                VALUE      BALANCE   CHARGE-OFFS
                                              ---------- ----------- -----------
  Contractually Past Due With
   Substantial Performance/(1)/.............   $ 8,608    $ 13,800     $10,065
   Limited Performance/(2)/.................    19,018      20,941         612
   No Performance/(3)/......................    50,478      66,368       9,670
                                               -------    --------     -------
   Total....................................    78,104     101,109      20,347
                                               -------    --------     -------
  Contractually Current, However,
   Full Payment is Doubtful/(4)/............    11,019      15,407       3,811
                                               -------    --------     -------
   Total Non-Accrual Loans..................   $89,123    $116,516     $24,158
                                               =======    ========     =======

 /(1)/ Borrower has paid at least 85% of contractual obligations over the past six months.
 /(2)/ Borrower has paid between 25% and 85% of contractual obligations over the past six months.
 /(3)/ Borrower has paid less than 25% of contractual obligations over the past six months.
 (/4)/ Although contractually current, the borrower is in a specified period of demonstrating payment performance or the loan has a prior charge-off.

--------------------------------------------------------------------------------
Table 17: COMMERCIAL LOANS BY MAJOR INDUSTRY CLASSIFICATION

DECEMBER 31, (Dollars in Thousands)

                                       1994                          1993
                            ----------------------------  ----------------------------
                                                NON-                          Non-
                            TOTAL LOANS      ACCRUAL      Total Loans      Accrual
                            OUTSTANDING   %    LOANS   %  Outstanding   %    Loans   %
                            ----------- ---  ------- ---  ----------- ---  ------- ---
  Agriculture.............   $  161,979   3% $   207   *   $  162,581   3% $   728   1%
  Mining..................       17,596   *      260   *       15,837   *      274   *
  Construction............      226,205   4    3,149   5%     218,104   4    3,211   3
  Manufacturing...........    1,095,389  18   24,194  33    1,004,135  18   22,700  24
  Transportation,
   Communication
   and Public Utilities...      364,625   6    1,972   3      301,144   6    1,494   2
  Wholesale Trade.........      363,705   6    4,055   6      330,360   6    3,072   3
  Retail Trade............      800,778  14    7,176  10      721,615  13   16,869  18
  Finance, Insurance and
   Real Estate............    1,312,907  22   20,472  28    1,191,568  22   22,182  24
  Services................    1,458,346  25   10,967  15    1,342,383  25   21,149  23
  Public Administration...       14,842   *       25   *        9,891   *       --  --
  Other...................      125,600   2       43   *      149,492   3    1,581   2
                             ---------- ---  ------- ---   ---------- ---  ------- ---
   Total..................  $5,941,972  100% $72,520 100% $5,447,110  100% $93,260 100%
                             ========== ===  ======= ===   ========== ===  ======= ===

 *Less than one percent

-------------------------------------------------------------------------------
Table 18: COMMERCIAL REAL ESTATE

DECEMBER 31, (Dollars in Thousands)

OUTSTANDING LOANS

                                                            1994                                                    1993
                           ----------------------------------------------------------------------------    -----------------------
                             INVESTOR-DEVELOPER        OWNER-OCCUPIED               TOTAL                           Total
                           ----------------------- ----------------------- ----------------------------    -----------------------
                           COMMERCIAL              COMMERCIAL              COMMERCIAL                      Commercial
                            MORTGAGE  CONSTRUCTION  MORTGAGE  CONSTRUCTION  MORTGAGE       CONSTRUCTION     Mortgage  Construction
                           ---------- ------------ ---------- ------------ ----------      ------------    ---------- ------------
  Apartment
   Buildings.......         $220,022    $  1,217          --         --    $  220,022        $  1,217      $  215,458   $  2,220
  Office Buildings.          162,668      21,086    $188,380    $ 9,780       351,048          30,866         331,288     20,079
  Residential
   Properties......               --      98,267          --         --            --          98,267              --     82,581
  Shopping Centers.          157,590      29,572      74,597      2,721       232,187          32,293         187,721     34,627
  Land.............               --      31,329          --         --            --          31,329              --     44,170
  Industrial
   Plants..........           88,410      19,490     198,497      8,674       286,907          28,164         296,188     23,778
  Hotel/Motel/Restaurant.    121,316       2,543          --         --       121,316           2,543         125,907      2,381
  Healthcare
   Facilities......               --          --      97,486     20,471        97,486          20,471         111,147     25,928
  Other............          150,415      14,708     238,948     17,000       389,363          31,708         353,167     26,083
                            --------    --------    --------    -------    ----------        --------      ----------   --------
   Total...........         $900,421    $218,212    $797,908    $58,646    $1,698,329/(1)/   $276,858/(1)/ $1,620,876   $261,847
                            ========    ========    ========    =======    ==========        ========      ==========   ========

 /(1)/ The geographic distribution by state is as follows: Pennsylvania
       $1,578,445 (80%), Delaware $236,443 (12%), New Jersey $96,372 (5%), and
       all other states $63,927 (3%).

 NON-ACCRUAL LOANS

                                                            1994                                                  1993
                           ---------------------------------------------------------------------------   -----------------------
                             INVESTOR-DEVELOPER        OWNER-OCCUPIED               TOTAL                         Total
                           ----------------------- ----------------------- ---------------------------   -----------------------
                           COMMERCIAL              COMMERCIAL              COMMERCIAL                    Commercial
                            MORTGAGE  CONSTRUCTION  MORTGAGE  CONSTRUCTION  MORTGAGE      CONSTRUCTION    Mortgage  Construction
                           ---------- ------------ ---------- ------------ ----------     ------------   ---------- ------------
  Apartment Buildings..     $ 4,906          --          --        --       $ 4,906              --       $ 6,403          --
  Office Buildings.....       1,126          --     $ 2,566        --         3,692              --         3,571          --
  Residential
   Properties..........          --      $  680          --        --            --          $  680            --      $1,346
  Shopping Centers.....       2,479          --       1,837        --         4,316              --         3,467         203
  Land.................          --         391          --        --            --             391            --         991
  Industrial Plants....       5,118          --       3,404        --         8,522              --         3,275          --
  Hotel/Motel/Restaurant.     1,067         285          --        --         1,067             285         9,757         294
  Other................       1,140          --       4,622        --         5,762              --         4,071          --
                            -------      ------     -------       ---       -------          ------       -------      ------
   Total...............     $15,836      $1,356     $12,429        --       $28,265/(2)/     $1,356/(2)/  $30,544      $2,834
                            =======      ======     =======       ===       =======          ======       =======      ======

 /(2)/ The geographic distribution by state is as follows: Pennsylvania
       $19,577 (66%), Delaware $3,628 (12%), New Jersey $4,859 (17%), and all
       other states $1,557 (5%).

                                          1994         1993
  ASSETS ACQUIRED IN FORECLOSURES/(3)/   -------      -------
  Apartment Buildings..................  $    42      $    23
  Office Buildings.....................   12,968       14,722
  Residential Properties...............    3,668        5,227
  Shopping Centers.....................       95          105
  Land.................................    4,157        8,878
  Industrial Plants....................    2,686        7,056
  Hotel/Motel/Restaurant...............    1,101          873
  Other................................    1,853        3,016
                                         -------      -------
   Total...............................  $26,570/(4)/ $39,900
                                         =======      =======

 /(3)/ Includes Assets Considered to be in an In-Substance Foreclosure status. /(4)/ The geographic distribution by state is as follows: Pennsylvania
       $20,884 (79%), Delaware $417 (2%), and New Jersey $5,269 (19%).

-------------------------------------------------------------------------------
Table 19: COMPOSITION OF NON-INTEREST INCOME

(Dollars in Thousands)

                                                                 PERCENT CHANGE
                                                                 ---------------
                                     1994      1993      1992    1994/93 1993/92
                                   --------  --------  --------  ------- -------
  TRUST
   Personal Fees.................  $ 17,022  $ 14,740  $ 13,588     15%      8%
   Corporate and Institutional
    Fees.........................    24,673    21,118    18,188     17      16
   Investment Advisory Services
    Fees.........................     8,097     4,067     3,899     99       4
   Other.........................     4,932     1,754     2,831     --     -38
                                   --------  --------  --------    ---     ---
   Total.........................    54,724    41,679    38,506     31       8
                                   --------  --------  --------    ---     ---
  MORTGAGE BANKING
   Servicing Fees................    10,136    30,052    34,011    -66     -12
   Amortization of and Reserves
    for Purchased Mortgage
    Servicing Rights and Other
    Servicing-Related Assets.....      (114)  (33,713)  (22,133)    --      52
                                   --------  --------  --------    ---     ---
   Net Servicing Fees............    10,022    (3,661)   11,878     --      --
   Origination Fees..............     4,452    16,990    17,366    -74      -2
   Other.........................     3,015    22,641    18,442    -87      23
                                   --------  --------  --------    ---     ---
   Total.........................    17,489    35,970    47,686    -51     -25
                                   --------  --------  --------    ---     ---
  BROKER-DEALER AND INVESTMENT
   BANKING
   Net Trading Gains.............    16,153    37,226    27,559    -57      35
   Net Tender Option Bond Fees...    12,088    19,608    17,099    -38      15
   Commissions and Related Fees..     7,518    12,126     7,996    -38      52
   Other (Includes
    Realized/Unrealized Gains and
    Losses on Investments).......     7,090       411     1,556     --     -74
                                   --------  --------  --------    ---     ---
   Total.........................    42,849    69,371    54,210    -38      28
                                   --------  --------  --------    ---     ---
  SERVICE CHARGES ON DEPOSIT
   ACCOUNTS......................    56,075    53,827    48,967      4      10
  FEES FOR OTHER CUSTOMER
   SERVICES......................    46,849    43,355    40,743      8       6
  NET SECURITIES GAINS...........     2,998    25,280     2,764    -88      --
  OTHER INCOME
   Gains on Sales of Loans and
    Other Assets.................     8,392     1,947       229     --      --
   Other.........................    11,439    13,841     9,773    -17      42
                                   --------  --------  --------    ---     ---
   Total.........................    19,831    15,788    10,002     26      58
                                   --------  --------  --------    ---     ---
    Total Non-Interest Income....  $240,815  $285,270  $242,878    -16%     17%
                                   ========  ========  ========    ===     ===

--------------------------------------------------------------------------------
Table 20: COMPOSITION OF NON-INTEREST EXPENSES

(Dollars in Thousands)

                                                            PERCENT CHANGE
                                                            ---------------
                                   1994     1993     1992   1994/93 1993/92
                                 -------- -------- -------- ------- -------
  SALARIES AND EMPLOYEE
   BENEFITS
   Salaries....................  $238,336 $239,354 $212,414    --      13%
   Payroll taxes...............    19,527   18,219   16,310     7%     12
   Pension and Savings Plans...    11,839    9,969    6,781    19      47
   Medical and Other Insurance.    27,023   27,960   18,180    -3      54
   Other.......................       747      624    1,847    20     -66
                                 -------- -------- --------   ---     ---
   Total.......................   297,472  296,126  255,532    --      16
                                 -------- -------- --------   ---     ---
  FULL-TIME EQUIVALENT
   EMPLOYEES
   Banking.....................     6,614    6,701    6,555    -1       2
   Securities..................       325      216      186    50      16
                                 -------- -------- --------   ---     ---
   Total.......................     6,939    6,917    6,741    --       3
                                 -------- -------- --------   ---     ---
  NET OCCUPANCY EXPENSE........    45,351   42,578   41,259     7       3
  EQUIPMENT EXPENSE............    38,745   38,005   37,087     2       2
  PROVISION FOR MORTGAGE
   BANKING RESTRUCTURING.......        --   17,500       --    --      --
  OTHER EXPENSES
   Accounting and Legal Fees...     7,092    7,664    6,811    -7      13
   Other Professional Fees and
    Services...................    19,411   22,607   18,593   -14      22
   Advertising and Customer
    Development................    17,077   16,400   14,758     4      11
   Communications..............    20,903   20,425   19,067     2       7
   FDIC Deposit Insurance......    22,800   29,533   25,552   -23      16
   Other Deposit Related
    Expenses...................     3,735    2,753    2,297    36      20
   Stationery and Supplies.....    10,320   10,810   10,306    -5       5
   Loan Related Expenses.......    29,042   41,488   33,026   -30      26
   Foreclosed Real Estate
    Expenses...................     5,309   10,939   23,258   -51     -53
   Taxes-Other Than Income.....    10,672    9,495    8,755    12       8
   Transportation..............     6,571    6,479    5,880     1      10
   Educational Development.....     5,892    5,550    4,513     6      23
   Amortization of Intangibles.    14,700   11,082   11,202    33      -1
   Automated Teller Network
    Charges....................     8,155    6,602    5,457    24      21
   Merchant Credit Card
    Servicing..................    15,148   12,778   11,183    19      14
   Other.......................    14,827   28,039   27,314   -47       3
                                 -------- -------- --------   ---     ---
   Total.......................   211,654  242,644  227,972   -13       6
                                 -------- -------- --------   ---     ---
    Total Non-Interest
     Expenses..................  $593,222 $636,853 $561,850    -7%     13%
                                 ======== ======== ========   ===     ===

-------------------------------------------------------------------------------
Table 21: CAPITAL ADEQUACY

DECEMBER 31,

                                                            1994   1993   1992
                                                            -----  -----  -----
  CONSOLIDATED
   Total Shareholders' Equity to Assets...................   8.07%  8.42%  7.41%
   Tangible Shareholders' Equity to Assets................   7.23   7.78   6.44
   Risk-Based Capital
   Tier 1.................................................   9.25   9.60   8.78
   Tier 2.................................................   3.48   4.07   2.83
                                                            -----  -----  -----
    Total/(1)//(2)/.......................................  12.73  13.67  11.61
                                                            =====  =====  =====
   Leverage/(1)//(2)/.....................................   7.47   7.84   7.15
  BANKING
   Total Risk-Based Capital/(1)//(2)/
   Meridian Bank..........................................  12.16  12.23  10.59
   Delaware Trust Company.................................  14.32  13.07  12.44
   Meridian Bank, New Jersey..............................  15.06  15.59     --

 /(1)/ The minimum ratios required by the Federal Reserve Board guidelines are 4% for Tier 1 capital, 8% for total risk-based capital, and a leverage ratio of 3% plus an additional cushion of 100 to 200 basis points.
 /(2)/ Federal)Reserve Board guidelines define a well-capitalized institution as having a Tier 1 capital ratio of 6% or more, a total risk-based cap-ital ratio of 10% or more, and a leverage ratio of 5% or more.

-------------------------------------------------------------------------------
Table 22: COMPOSITION OF RISK-BASED CAPITAL

DECEMBER 31, (Dollars in Thousands)

                                                         1994         1993
                                                      -----------  -----------
  TIER 1 CAPITAL
   Common Stock.....................................  $   291,585  $   290,760
   Surplus..........................................      211,011      205,174
   Retained Earnings................................      763,968      689,699
   Less Treasury Stock and ESOP Shares..............      (51,479)          --
                                                      -----------  -----------
   Total Shareholders' Equity.......................    1,215,085    1,185,633
   Add (Deduct):
   Goodwill.........................................      (94,663)     (35,024)
   Unrealized Loss on Securities, Net of Taxes......        7,182           --
   Certain Core Deposit and Other Intangibles.......      (28,256)     (32,280)
   Other............................................           --      (15,921)
                                                      -----------  -----------
   Total Tier 1 Capital.............................    1,099,348    1,102,408
                                                      -----------  -----------
  TIER 2 CAPITAL
   Allowable Portion of Allowance for Possible Loan
    Losses..........................................      148,689      144,150
   Allowable Portion of Subordinated Capital Notes..      263,962      323,871
                                                      -----------  -----------
   Total Tier 2 Capital.............................      412,651      468,021
                                                      -----------  -----------
  Total Risk-Based Capital..........................  $ 1,511,999  $ 1,570,429
                                                      ===========  ===========
  Risk-Based Capital in Excess of Regulatory
   Requirement......................................  $   562,048  $   651,159
                                                      ===========  ===========
  Risk-Weighted Assets and Off-Balance Sheet Items..  $11,853,393  $11,490,879
                                                      ===========  ===========
  INTANGIBLES AND RELATED ASSETS
   Goodwill.........................................  $    94,663  $    35,024
   Core Deposit and Other Intangibles...............       41,547       25,757
   Purchased Mortgage Servicing Rights..............           --       36,000
                                                      -----------  -----------
   Total............................................  $   136,210  $    96,781
                                                      ===========  ===========

-------------------------------------------------------------------------------
Table 23: PRICE RANGE OF COMMON STOCK

                    High     Low    Close
  QUARTER          ------- ------- -------
  1992:First...... $26 5/8 $22 1/8 $26 1/4
  Second..........     28      23   27 1/2
  Third...........  29 3/8  24 5/8  26 1/8
  Fourth..........     32   26 1/8  31 7/8
  1993:First......  35 3/4  29 3/4     33
  Second..........     34   26 3/4  32 1/2
  Third...........  34 5/8  30 1/4  32 7/8
  Fourth..........  33 1/8  27 3/4  28 1/2
  1994:FIRST......  31 1/8  26 7/8  29 1/8
  SECOND..........  33 1/4  27 3/8  30 3/8
  THIRD...........  33 1/8  28 3/4  28 3/4
  FOURTH..........  29 1/4  25 1/2  26 5/8

-------------------------------------------------------------------------------
Table 24: INDUSTRY SEGMENTS

(Dollars in Thousands)

                                     Net Income         Assets at December 31,
                             -------------------------- -----------------------
                               1994     1993     1992      1994        1993
                             -------- -------- -------- ----------- -----------
  Banking................... $155,650 $139,036 $121,145 $14,550,315 $13,751,699
  Securities (Broker-Dealer
   Activities)..............    3,708   18,725   15,560     502,332     333,088
                             -------- -------- -------- ----------- -----------
  Consolidated.............. $159,358 $157,761 $136,705 $15,052,647 $14,084,787
                             ======== ======== ======== =========== ===========

-------------------------------------------------------------------------------
BANKING

                                             1994         1993         1992
                                          -----------  -----------  -----------
  Net Interest Income/(1)/............... $   623,148  $   629,887  $   588,759
  Provision for Possible Loan Losses.....      27,382       54,955       68,827
  Non-Interest Income....................     198,601      215,121      188,041
  Non-Interest Expenses..................     549,709      587,025      525,121
  Net Interest Margin/(1)/...............        4.85%        5.04%        4.84%
  Return on Average Assets...............        1.11%        1.01%        0.91%
  Return on Average Equity...............       13.05%       12.60%       12.19%
  Loans
   Commercial............................   5,940,887    5,445,964    5,246,583
   Real Estate-Residential...............   1,217,142      993,459    1,057,576
   Consumer..............................   2,598,509    2,547,475    2,247,438
  Deposits...............................  11,335,103   11,268,615   11,661,833
  Equity.................................   1,204,767    1,171,435    1,047,329
  Equity to Assets.......................        8.28%        8.52%        7.56%

--------------------------------------------------------------------------------
SECURITIES (BROKER-DEALER ACTIVITIES)

                                             1994         1993         1992
                                          -----------  -----------  -----------
  Net Revenues/(2)/...................... $    48,263  $    77,376  $    59,311
  Operating Expenses.....................      43,513       49,829       36,729
  Par Value of Bonds Underwritten........     807,648    1,121,501    1,675,432
  Number of Trades.......................      43,058       42,548       38,287
  Tender Option Bonds....................     255,948      435,243      535,552

/(1)/ Taxable equivalent basis.
/(2)/ Gross revenues less interest expense.

--------------------------------------------------------------------------------
Table 25: SUMMARIZED QUARTERLY FINANCIAL DATA

(Dollars In Thousands, Except Per Share Data)

                                              1994                                                1993
                         --------------------------------------------------  ------------------------------------------------------
                           FOURTH        THIRD       SECOND        FIRST       Fourth        Third           Second        First
                           QUARTER      QUARTER      QUARTER      QUARTER      Quarter      Quarter          Quarter      Quarter
                         -----------  -----------  -----------  -----------  -----------  -----------      -----------  -----------
   Interest Income.....  $   264,121  $   257,210  $   241,722  $   221,985  $   238,090  $   241,574      $   242,968  $   239,058
   Interest Expense....      110,888      100,799       85,880       75,057       82,553       84,891           88,329       88,625
                         -----------  -----------  -----------  -----------  -----------  -----------      -----------  -----------
   Net Interest Income.      153,233      156,411      155,842      146,928      155,537      156,683          154,639      150,433
   Provision for
    Possible Loan
    Losses.............        6,016        6,121        6,684        8,500       12,480       14,631           14,656       14,334
                         -----------  -----------  -----------  -----------  -----------  -----------      -----------  -----------
   Net Interest Income
    after Provision for
    Possible Loan
    Losses.............      147,217      150,290      149,158      138,428      143,057      142,052          139,983      136,099
                         -----------  -----------  -----------  -----------  -----------  -----------      -----------  -----------
   Net Securities Gains
    (Losses)...........          247        2,110          (49)         690          666        9,943            8,766        5,905
   Non-Interest Income.       61,182       58,581       58,356       59,699       75,461       75,359           63,856       45,313
   Non-Interest
    Expenses...........      148,131      157,447      147,999      139,645      162,033      178,875/(1)/     151,648      144,296
                         -----------  -----------  -----------  -----------  -----------  -----------      -----------  -----------
   Income Before Income
    Taxes and
    Cumulative Effect
    of Changes in
    Accounting
    Principles.........       60,515       53,534       59,466       59,172       57,151       48,479           60,957       43,021
   Provision for Income
    Taxes..............       16,370       16,914       18,682       18,633       15,084       13,850           17,417       12,716
                         -----------  -----------  -----------  -----------  -----------  -----------      -----------  -----------
   Income Before
    Cumulative Effect
    of Changes in
    Accounting
    Principles.........       44,145       36,620       40,784       40,539       42,067       34,629           43,540       30,305
   Cumulative After-Tax
    Effect on Prior
    Years of Changes in
    Accounting
    Principles.........           --           --           --       (2,730)          --           --               --        7,221
                         -----------  -----------  -----------  -----------  -----------  -----------      -----------  -----------
   Net Income..........  $    44,145  $    36,620  $    40,784  $    37,809  $    42,067  $    34,629      $    43,540  $    37,526
                         ===========  ===========  ===========  ===========  ===========  ===========      ===========  ===========
   Fully Diluted
    Earnings Per Share
   Income Before
    Cumulative Effect
    of Changes in
    Accounting
    Principles.........  $       .77  $       .63  $       .70  $       .70  $       .73  $       .60      $       .75  $       .53
    Cumulative After-
     Tax Effect on
     Prior Years of
     Changes in
     Accounting
     Principles........           --           --           --         (.05)          --           --               --          .13
    Net Income.........          .77          .63          .70          .65          .73          .60              .75          .66
   Dividends Declared
    Per Common Share...          .34          .34          .34          .32          .32          .32              .32          .30
   Ratio of Dividends
    Declared to Net
    Income.............           44%          54%          48%          49%          45%          46%              39%          42%

   Net Interest Margin
    (Taxable Equivalent
    Basis).............         4.60%        4.65%        4.85%        4.82%        5.00%        4.97%            4.90%        4.98%

   Return on Average
    Assets.............         1.18%         .97%        1.13%        1.10%        1.18%         .96%            1.22%        1.10%

   Return on Average
    Common
    Shareholders'
    Equity.............        14.33%       11.95%       13.74%       13.00%       14.34%       12.10%           15.85%       14.24%

   At Quarter-End
    Loans..............  $ 9,757,623  $ 9,435,170  $ 9,509,818  $ 9,157,829  $ 8,988,044  $ 8,832,862      $ 8,626,402  $ 8,522,252
    Assets.............   15,052,647   14,782,400   15,184,724   14,038,474   14,084,787   14,334,773       14,403,339   14,175,835
    Deposits...........   11,379,567   11,310,179   11,666,783   11,151,964   11,346,151   11,171,363       11,433,459   11,279,275
    Total Shareholders'
     Equity............    1,215,085    1,231,596    1,214,604    1,193,395    1,185,633    1,146,875        1,124,935    1,086,898
    Total Shareholders'
     Equity to Assets..         8.07%        8.33%        8.00%        8.50%        8.42%        8.00%            7.81%        7.67%

    Risk-Based Capital
     Ratio.............        12.73%       13.07%       13.30%       13.81%       13.67%       13.16%           13.05%       12.91%

    Allowance for
     Possible Loan
     Losses to Loans...         1.74%        1.81%        1.79%        1.87%        1.93%        1.92%            1.95%        1.95%

    Allowance for
     Possible Loan
     Losses to Non-
     Performing Loans..          188%         182%         165%         143%         136%         130%             125%         122%

    Non-Performing
     Assets as a
     Percentage of
     Period-End Loans
     and Assets
     Acquired in
     Foreclosures......         1.24%        1.33%        1.48%        1.86%        1.98%        2.18%            2.26%        2.39%


 Amounts in this table have been rounded for presentation purposes and therefore may not equal annual totals.

 /(1)/ Third quarter of 1993 includes a mortgage banking restructuring charge of $17,500 and expenses of $11,900 related to the Commonwealth merger.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

[LOGO OF KPMG PEAT MARWICK LLP APPEARS HERE]

The Board of Directors
Meridian Bancorp, Inc.:

  We have audited the accompanying consolidated balance sheets of Meridian Bancorp, Inc. and its subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of manage-ment. Our responsibility is to express an opinion on these consolidated finan-cial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of mate-rial misstatement. An audit includes examining, on a test basis, evidence sup-porting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement pre-sentation. We believe that our audits provide a reasonable basis for our opin-ion.

  In our opinion, the consolidated financial statements referred to above pres-ent fairly, in all material respects, the financial position of Meridian Bancorp, Inc. and its subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally ac-cepted accounting principles.

  As described in Notes 1 and 8, respectively, to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, Account-ing for Certain Investments in Debt and Equity Securities, and Statement of Fi-nancial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits, in 1994. Also, as described in Notes 8 and 10, respectively, to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Stan-dards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, in 1993.

/s/ KPMG PEAT MARWICK LLP APPEARS HERE

January 18, 1995

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

 DECEMBER 31,
 (Dollars In Thousands)

                                                         1994         1993
                                                      -----------  -----------
  ASSETS
  Cash and Due from Banks..........................   $   669,642  $   587,587
  Short-Term Investments
   Interest-Bearing Deposits in Other Banks........       123,608      101,860
   Federal Funds Sold and Securities Purchased
    Under Agreements to Resell.....................        96,810       14,694
                                                      -----------  -----------
   Total Short-Term Investments....................       220,418      116,554
                                                      -----------  -----------
  Trading Account Assets...........................       346,170       36,616
  Investment Securities Available for Sale
   (Amortized Cost $445,783 in 1994 and Fair Value
   $288,152 in 1993)...............................       434,994      275,663
  Investment Securities (Fair Value $2,753,307 and
   $2,813,100 in 1994 and 1993, Respectively)......     2,872,419    2,784,484
  Loans and Other Assets Held for Sale.............        90,590      655,844
  Total Loans, Net of Unearned Discount............     9,757,623    8,988,044
   Less Allowance for Possible Loan Losses.........       169,402      173,388
                                                      -----------  -----------
   Net Loans.......................................     9,588,221    8,814,656
                                                      -----------  -----------
  Premises and Equipment...........................       263,583      241,584
  Accrued Interest Receivable......................       111,936      103,250
  Other Assets.....................................       454,674      468,549
                                                      -----------  -----------
   Total Assets....................................   $15,052,647  $14,084,787
                                                      ===========  ===========
  LIABILITIES
  Deposits
   Non-Interest Bearing Deposits...................   $ 1,998,660  $ 1,849,425
   Interest-Bearing Deposits.......................     9,380,907    9,496,726
                                                      -----------  -----------
   Total Deposits..................................    11,379,567   11,346,151
                                                      -----------  -----------
  Short-Term Borrowings
   Federal Funds Purchased and Securities Sold
    Under Agreements to Repurchase.................     1,569,153      540,255
   Other Short-Term Borrowings.....................       243,413      251,468
                                                      -----------  -----------
   Total Short-Term Borrowings.....................     1,812,566      791,723
                                                      -----------  -----------
  Long-Term Debt and Other Borrowings..............       372,153      421,291
  Accrued Interest Payable.........................        62,344       59,581
  Other Liabilities................................       210,932      280,408
                                                      -----------  -----------
   Total Liabilities...............................    13,837,562   12,899,154
                                                      -----------  -----------
  Commitments and Contingencies (Note 12)
  SHAREHOLDERS' EQUITY
  Preferred Stock (Par Value $25.00) Authorized--
   25,000,000 Shares
  Common Stock (Par Value $5.00) Authorized--
   200,000,000 Shares
   Issued--58,316,978 shares in 1994; Issued and
    Outstanding--58,154,486 shares in 1993.........       291,585      290,760
  Surplus..........................................       211,011      205,174
  Retained Earnings................................       771,150      690,058
  Net Unrealized Losses on Securities..............        (7,182)        (359)
  Treasury Stock--525,336 shares...................       (15,911)          --
  Unallocated Shares Held by Employee Stock
   Ownership
   Plan (ESOP) Trust--1,285,000 Shares.............       (35,568)          --
                                                      -----------  -----------
    TOTAL SHAREHOLDERS' EQUITY.....................     1,215,085    1,185,633
                                                      -----------  -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....   $15,052,647  $14,084,787
                                                      ===========  ===========

          See accompanying Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME

 YEAR ENDED DECEMBER 31,
 (Dollars in Thousands, Except Per Share Data)

                                             1994        1993        1992
                                          ----------  ----------  ----------
  INTEREST INCOME
   Interest and Fees on Loans...........  $  760,672  $  705,893  $  738,248
   Interest on Trading Account Assets...       8,647       9,857       4,634
   Interest on Investment Securities
    Available for Sale..................      23,884      51,963      17,095
   Interest on Investment Securities....     155,684     151,436     206,332
   Interest on Loans Held for Sale......      28,618      36,405      40,630
   Other Interest Income................       7,535       6,136       9,242
                                          ----------  ----------  ----------
    TOTAL INTEREST INCOME...............     985,040     961,690   1,016,181
                                          ----------  ----------  ----------
  INTEREST EXPENSE
   Interest on Deposits.................     283,256     283,822     396,175
   Interest on Short-Term Borrowings....      63,126      30,518      29,359
   Interest on Long-Term Debt and Other
    Borrowings..........................      26,242      30,058      17,464
                                          ----------  ----------  ----------
    TOTAL INTEREST EXPENSE..............     372,624     344,398     442,998
                                          ----------  ----------  ----------
  Net Interest Income...................     612,416     617,292     573,183
  Provision for Possible Loan Losses....      27,321      56,101      68,827
                                          ----------  ----------  ----------
  Net Interest Income After Provision
   for Possible Loan Losses.............     585,095     561,191     504,356
                                          ----------  ----------  ----------
  NON-INTEREST INCOME
   Trust................................      54,724      41,679      38,506
   Mortgage Banking.....................      17,603      69,683      69,819
   Amortization of and Reserves For
    Purchased Mortgage Servicing Rights
    and Other Servicing-Related Assets..        (114)    (33,713)    (22,133)
                                          ----------  ----------  ----------
   Net Mortgage Banking.................      17,489      35,970      47,686
   Broker-Dealer and Investment Banking.      42,849      69,371      54,210
   Service Charges on Deposit Accounts..      56,075      53,827      48,967
   Fees for Other Customer Services.....      46,849      43,355      40,743
   Net Securities Gains.................       2,998      25,280       2,764
   Other Income.........................      19,831      15,788      10,002
                                          ----------  ----------  ----------
    TOTAL NON-INTEREST INCOME...........     240,815     285,270     242,878
                                          ----------  ----------  ----------
  NON-INTEREST EXPENSES
   Salaries and Employee Benefits.......     297,472     296,126     255,532
   Net Occupancy Expense................      45,351      42,578      41,259
   Equipment Expense....................      38,745      38,005      37,087
   Provision for Mortgage Banking
    Restructuring.......................          --      17,500          --
   Other Expenses.......................     211,654     242,644     227,972
                                          ----------  ----------  ----------
    TOTAL NON-INTEREST EXPENSES.........     593,222     636,853     561,850
                                          ----------  ----------  ----------
  Income Before Income Taxes and
   Cumulative Effect of Changes in
   Accounting Principles................     232,688     209,608     185,384
   Provision for Income Taxes...........      70,600      59,068      48,679
                                          ----------  ----------  ----------
  Income Before Cumulative Effect of
   Changes in Accounting Principles.....     162,088     150,540     136,705
   Cumulative After-Tax Effect of
    Changes In Accounting Principles....      (2,730)      7,221          --
                                          ----------  ----------  ----------
  Net Income............................  $  159,358  $  157,761  $  136,705
                                          ==========  ==========  ==========
  PER COMMON SHARE
  Income Before Cumulative Effect of
  Changes in Accounting Principles
   Primary..............................  $     2.80  $     2.61  $     2.45
   Fully Diluted........................        2.80        2.61        2.44
  Cumulative Effect on Prior Years of
  Changes in Accounting Principles
   Primary..............................        (.05)        .13          --
   Fully Diluted........................        (.05)        .13          --
  Net Income
   Primary..............................        2.75        2.74        2.45
   Fully Diluted........................        2.75        2.74        2.44
  Dividends Declared....................        1.34        1.26         .90/(1)/
  Dividends Paid........................        1.34        1.26        1.20
  AVERAGE SHARES OUTSTANDING
   Primary..............................  58,040,310  57,674,058  55,596,748
   Fully Diluted........................  58,040,310  57,674,058  55,810,810

 /(1)/ Reflects new dividend payment schedule adopted first quarter 1992.

          See accompanying Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

 (Dollars in Thousands)

                               COMMON STOCK                          NET UNREALIZED
                           ---------------------                         GAINS                UNALLOCATED
                             SHARES                        RETAINED   (LOSSES) ON   TREASURY     ESOP
                           OUTSTANDING   AMOUNT  SURPLUS   EARNINGS  ON SECURITIES   STOCK      SHARES      TOTAL
                           -----------  -------- --------  --------  -------------- --------  ----------- ----------
  BALANCE AT JANUARY 1,
   1992................... 55,064,521   $275,311 $165,408  $507,895     $  (881)          --         --   $  947,733
  Net Income..............         --         --       --   136,705          --           --         --      136,705
  Common Stock Dividends
   Declared...............         --         --       --   (48,359)         --           --         --      (48,359)
  Sales of Stock Under
   Dividend Reinvestment,
   Stock Option and
   Employee Benefit Plans.    642,174      3,210    7,730        --          --           --         --       10,940
  Reversal of Unrealized
   Loss on Marketable
   Equity Securities......         --         --       --        --         733           --         --          733
  Common Stock Issued in
   Merger.................    784,701      3,924    7,375       429          --           --         --       11,728
  Cash in Lieu of
   Fractional Shares......         --         --     (161)       --          --           --         --         (161)
                           ----------   -------- --------  --------     -------     --------   --------   ----------
  BALANCE AT DECEMBER 31,
   1992................... 56,491,396    282,445  180,352   596,670        (148)          --         --    1,059,319
  Net Income..............         --         --       --   157,761          --           --         --      157,761
  Common Stock Dividends
   Declared...............         --         --       --   (67,541)         --           --         --      (67,541)
  Sales of Stock Under
   Dividend Reinvestment,
   Stock Option and
   Employee Benefit Plans.    621,453      3,107   13,261        --          --           --         --       16,368
  Unrealized Loss on
   Marketable Equity
   Securities.............         --         --       --        --        (211)          --         --         (211)
  Common Stock Issued in
   Merger.................  1,041,637      5,208   11,687     3,168          --           --         --       20,063
  Cash in Lieu of
   Fractional Shares......         --         --     (126)       --          --           --         --         (126)
                           ----------   -------- --------  --------     -------     --------   --------   ----------
  BALANCE AT DECEMBER 31,
   1993................... 58,154,486    290,760  205,174   690,058        (359)          --         --    1,185,633
  Net Income..............         --         --       --   159,358          --           --         --      159,358
  Common Stock Dividends
   Declared...............         --         --       --   (77,303)         --           --         --      (77,303)
  Sales of Stock Under
   Dividend Reinvestment,
   Stock Option and
   Employee Benefit Plans.    121,298         51     (352)     (963)         --     $  3,355         --        2,091
  Purchases of Treasury
   Stock..................   (638,854)        --       --        --          --      (19,266)        --      (19,266)
  Purchases of Shares for
   Employee Stock
   Ownership Plan (ESOP).. (1,285,000)        --       --        --          --           --   $(35,568)     (35,568)
  Unrealized After-Tax
   Loss on Investment
   Securities Available
   for Sale...............         --         --       --        --      (6,823)          --         --       (6,823)
  Common Stock Warrant
   Issued in Acquisition..         --         --    4,000        --          --           --         --        4,000
  Common Stock Issued in
   Merger.................    154,712        774    2,198        --          --           --         --        2,972
  Cash in Lieu of
   Fractional Shares......         --         --       (9)       --          --           --         --           (9)
                           ----------   -------- --------  --------     -------     --------   --------   ----------
  BALANCE AT DECEMBER 31,
   1994................... 56,506,642   $291,585 $211,011  $771,150     $(7,182)    $(15,911)  $(35,568)  $1,215,085
                           ==========   ======== ========  ========     =======     ========   ========   ==========

          See accompanying Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

 YEAR ENDED DECEMBER 31,
 (Dollars in Thousands)

                                               1994         1993         1992
                                            -----------  -----------  -----------
  CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income............................   $   159,358  $   157,761  $   136,705
   Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating
    Activities Depreciation and
    Amortization (Including Amortization
    of Purchased Mortgage Servicing
    Rights)..............................        53,768       81,855       60,197
   Deferred Tax Expense (Benefit)........        28,305          929       (4,810)
   Cumulative Effect of Changes in
    Accounting Principles................         2,730       (7,221)          --
   Provision for Possible Loan Losses....        27,321       56,101       68,827
   Provision for Other Real Estate Losses
    and Mortgage Servicing Recourse......        18,287       19,618       31,263
   Provision for Mortgage Banking
    Restructuring........................            --       17,500           --
   Net Gains--Investment Securities......          (361)     (12,694)     (18,132)
   Net Gains--Investment Securities
    Available for Sale...................        (4,446)     (14,632)          --
   Gains On Sales Of Mortgage Servicing..          (867)     (21,606)     (15,131)
   Gain On Sale Of Student Loans.........        (8,984)          --           --
   Decrease (Increase) in Trading Account
    Assets...............................       (23,579)      28,641      (31,193)
   Decrease (Increase) in Loans and Other
    Assets Held for Sale.................       329,994     (123,848)    (204,945)
   Decrease (Increase) in Other Assets...        49,429      117,848     (233,072)
   Increase (Decrease) in Other
    Liabilities..........................       (80,133)      63,707       26,165
   Other, Net............................         4,199       14,380          669
                                            -----------  -----------  -----------
    Net Cash Provided by (Used for)
     Operating Activities................       555,021      378,339     (183,457)
                                            -----------  -----------  -----------
  CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from Maturities of Short-Term
    Investments..........................       263,135      310,925      701,723
   Purchases of Short-Term Investments...      (284,881)    (246,736)    (645,328)
   Proceeds from Sales of Investment
    Securities...........................         4,986      109,156      474,673
   Proceeds from Maturities, Calls and
    Paydowns of Investment Securities....       989,623    1,319,468    1,078,147
   Purchases of Investment Securities....    (1,106,094)  (1,320,142)  (2,087,489)
   Proceeds from Sales of Investment
    Securities Available for Sale........        77,110      741,151           --
   Proceeds from Maturities, Calls,
    Paydowns of Investment Securities
    Available for Sale...................        63,779      165,945           --
   Purchases of Investment Securities
    Available for Sale...................      (288,218)    (642,886)          --
   Net Principal Disbursed on Loans to
    Customers............................    (1,079,069)    (501,815)    (112,709)
   Proceeds from Sales of Student Loans
    and Other Loans......................       231,984           --        9,669
   Proceeds from Sales of Premises and
    Equipment............................        11,541        5,386        5,838
   Purchases of Premises and Equipment...       (54,487)     (36,948)     (31,980)
   Proceeds from Sale of Discontinued
    Title Operations.....................            --           --       15,601
   Proceeds from Sales of Mortgage
    Servicing............................         8,199       18,528       12,591
   Purchases of Mortgage Servicing.......            --       (2,116)     (21,286)
   Proceeds from Sales of Assets Acquired
    in Foreclosures......................        32,664       50,546        9,242
   Net Cash Provided by Acquisitions.....       379,318       52,900      670,000
                                            -----------  -----------  -----------
    Net Cash Provided by (Used for)
     Investing Activities................      (750,410)      23,362       78,692
                                            -----------  -----------  -----------
  CASH FLOWS FROM FINANCING ACTIVITIES
   Net Increase (Decrease) in Deposits...      (445,161)    (502,208)      86,077
   Net Increase (Decrease) in Short Term
    Borrowings...........................     1,020,843      (85,371)     (39,173)
   Proceeds from Issuance of Long-Term
    Debt.................................         2,385      197,607      184,017
   Repayment of Long-Term Borrowings.....       (64,020)     (92,077)     (15,415)
   Purchases of Treasury Stock and ESOP
    Shares...............................       (54,834)          --           --
   Funds Transferred to Trust for Future
    ESOP Purchases.......................       (24,432)          --           --
   Proceeds from Issuance of Common
    Stock................................         2,082       16,242       10,779
   Cash Dividends Paid to Common
    Shareholders.........................       (77,303)     (69,635)     (61,594)
                                            -----------  -----------  -----------
    Net Cash Provided by (Used For)
     Financing Activities................       359,560     (535,442)     164,691
                                            -----------  -----------  -----------
  CASH AND CASH EQUIVALENTS
   Net Increase (Decrease) During the
    Period...............................       164,171     (133,741)      59,926
   Balance at Beginning of the Period....       602,281      736,022      676,096
                                            -----------  -----------  -----------
   Balance at End of the Period..........   $   766,452  $   602,281  $   736,022
                                            ===========  ===========  ===========

          See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
 The following is a description of the more significant accounting policies and reporting practices of Meridian Bancorp, Inc. and its subsidiaries (Merid-ian). They are in accordance with generally accepted accounting principles and have been followed on a consistent basis, except for the accounting changes described in the following notes.

Basis of Presentation
 The consolidated financial statements include the accounts of Meridian Bancorp, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
 Certain other amounts in prior period financial statements have been reclas-sified to conform with the presentation used in the 1994 financial statements. These reclassifications have no effect on net income.

Cash and Cash Equivalents
 In the accompanying Consolidated and Parent Company Statements of Cash Flows, cash and cash equivalents include cash on hand, amounts due from banks, fed-eral funds sold, and securities purchased under agreements to resell. The original maturities of such instruments are less than 90 days. Federal funds are sold and securities are purchased under agreements to resell for generally one-day periods.
 Relative to the Consolidated Statements of Cash Flows, income tax payments totaled $45.0 million in 1994, $66.1 million in 1993 and $52.3 million in 1992. Interest payments totaled $369.9 million in 1994, $345.0 million in 1993 and $469.9 million in 1992. Non-cash operating activity includes a transfer of $286.0 million from loans and other assets held for sale to trading account assets. Non-cash investing activity consists of net transfers of loans in liq-uidation to other real estate aggregating $29.8 million in 1994, $45.8 million in 1993 and $24.0 million in 1992; transfers of investment securities to in-vestment securities available for sale of $18.3 million in 1994, $415.0 mil-lion in 1993 and $945.2 million in 1992; a transfer of non-accrual residential mortgage loans of $8.0 million and foreclosed real estate of $7.3 million to loans and other assets held for sale in 1994; a transfer of purchased mortgage servicing rights and related assets of $36.0 million from other assets to loans and other assets held for sale in 1993. Noncash financing activity con-sists of stock and a warrant aggregating $7.0 million in 1994 and stock of $20.1 million in 1993 issued as a result of acquisitions.

Investment Securities
 Effective in the first quarter of 1994, Meridian adopted Statement of Finan-cial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires investments in equity securities with a readily determinable fair value and investments in all debt securities to be classified, at the date of adoption, in one of three categories. The three categories are (1) held to maturity--carried at amortized cost; (2) available for sale--carried at fair value (with unrealized gains and losses, net of re-lated tax effect, recorded as a separate component of shareholders' equity); and (3) trading account--carried at fair value (with unrealized gains and losses recorded in the income statement). As a result of the implementation of Statement 115, after-tax unrealized losses on investment securities and secu-rities classified as available for sale, aggregated $7.2 million at December 31, 1994.
 The amortization of premiums and accretion of discounts to the expected matu-rity date of the related debt obligations are based on a method which approxi-mates a constant yield.
 When a determination is made that the decline in fair value below cost for a marketable equity or debt security is other than temporary, the cost basis of the individual security is written down to a new cost basis and the amount of the write-down is accounted for as a realized loss.
 Gains and losses on the sale of securities and unrealized gains and losses are computed on the specific identification method. Trading account securities are carried at fair value and unrealized gains or losses are included in the Consolidated Statements of Income.

Interest Rate Swaps
 Interest rate swaps, the principal derivative product used by Meridian, are a tool used mainly to alter the repricing characteristics of a portion of the core deposit base. There is no effect on the recorded total assets or liabili-ties of Meridian. Net amounts receivable or payable under agreements desig-nated for risk management purposes are recorded as adjustments to the interest income or expense of the associated asset or liability. Gains or losses re-sulting from the termination of interest rate swaps entered into for risk man-agement purposes are deferred and amortized over the remaining term of the swap contract.

Loans
 Loans are stated net of deferred fees and costs and unearned discount. Loan interest income is accrued using various methods which approximate a constant yield.
 Interest income is not accrued on commercial loans where management has de-termined that borrowers may be unable to meet contractual principal or inter-est payments, or where such payments are 90 or more days past due unless the loan is well secured and in the process of collection. Interest on loans that have been restructured is recognized according to the renegotiated terms.
 Residential mortgages which are 180 days or more delinquent are placed on nonaccrual status when total principal, interest, and escrow owed exceeds 80% of the property's appraised value. Properties are re-appraised when foreclo-sure proceedings are initiated. Consumer loans are charged-off when deemed un-collectible, which is generally at a time no later than 180 days past due.
 Loan origination and commitment fees and direct loan origination costs are deferred and recognized over the life of the related loans as an element of the yield.
 Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or the fair value of the loan if the loan is collateral dependent. Statement No. 118 "Accounting by Creditors for Impair-ment of a Loan--Income Recognition and Disclosures" amends Statement No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. Both statements are effective in the first quarter of 1995. Based on management's analysis, the impact on Meridian's consolidated results of operations will not be material.

Allowance for Possible Loan Losses
 The allowance for possible loan losses is established through provisions for possible loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance. Subsequent recoveries, if any, are credited to the allowance. The balance in the allowance is based on a periodic evalua-tion of the loan portfolio and reflects an amount that in management's opinion is adequate to absorb losses inherent in the portfolio.

 When establishing the appropriate levels for the provision and the allowance for possible loan losses, management performs an analysis of the loan portfo-lio by considering a variety of factors. This analysis includes periodic re-views by loan officers, credit review and loan workout personnel of all bor-rowers with aggregate balances of $500,000 or greater. Meridian also reviews, at least on a quarterly basis, problem borrowers with balances of $250,000 or greater, as well as selected lower balance loans. Consideration is given to the impact of current and anticipated economic conditions, the diversification of the loan portfolio, historical loss experience, delinquency statistics, re-views performed by loan officers who are primarily responsible for compliance with established lending policy, the perceived financial strength of borrow-ers, and the perceived adequacy of underlying collateral. Consideration is also given to examinations performed by regulatory authorities.

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

Other Assets
 Goodwill is the excess of the purchase price over the fair value of net as-sets of companies acquired through business combinations accounted for as pur-chases. Included in other assets is $94.7 million of goodwill that is being amortized using the straight line method over various periods not exceeding 15 years.
 Core deposit intangibles are a measure of the value of consumer demand and savings deposits acquired in business combinations accounted for as purchases. Included in other assets is $34.4 million of core deposit intangibles which are being amortized on an accelerated method, with at least two-thirds of the original balance being amortized within seven years following the date of ac-quisition.
 The recoverability of the carrying value of intangible assets is evaluated on an ongoing basis and permanent declines in value, if any, are charged to ex-pense.
 Assets acquired in foreclosures consist of real estate acquired through fore-closure or in settlement of debt and loans considered to be in an in-substance foreclosure status. These assets are carried at the lower of cost or fair value less estimated costs of disposal.

Trust Assets
 Assets held by Meridian in a fiduciary or agency capacity for customers are not included in the consolidated financial statements since such items are not assets of Meridian or its subsidiaries. Trust income is reported on the ac-crual method.

Mortgage Banking
 Prior to the third quarter of 1993, mortgage servicing fees received from permanent investors for servicing their loan portfolios were recorded as in-come when received. Mortgage loan servicing included collecting monthly mort-gagor payments, forwarding payments and related accounting reports to invest-ors, collecting escrow deposits for the payment of mortgagor property taxes and insurance, and paying taxes and insurance from escrow funds when due.
 In the third quarter of 1993 Meridian decided to refocus its mortgage activi-ties on the origination of residential loans and to substantially reduce the scope of its mortgage servicing business. Mortgage servicing intangibles and other related assets were carried at fair value and were included in mortgage loans and other assets held for sale in the consolidated balance sheet at De-cember 31, 1993. The majority of these assets were sold in 1994.
 Acquisition costs of mortgage servicing rights purchased prior to the third quarter of 1993 were capitalized and amortized in proportion to, and over the period of, estimated net servicing revenue (undiscounted servicing revenues in excess of undiscounted servicing costs). There was an insignificant amount of amortization in 1994 since all purchased mortgage servicing rights have been sold or written-off.
 Excess servicing fees were computed as the present value of the difference between the estimated future net revenues and normal servicing revenues as es-tablished by the federally sponsored secondary market makers. Resultant premi-ums were deferred and amortized over the estimated life of the related mort-gages using the constant yield method.
 The amortization of both purchased mortgage servicing rights and excess ser-vicing fees was recorded as a reduction of servicing revenue.
 Loans and other assets held for sale are carried at the lower of aggregate cost or fair value, with resulting gains and losses included in other income. The fair value calculation includes consideration of all open positions, out-standing commitments from investors and related fees paid.

Securities Operations
 Off-balance sheet derivative products used by the securities operations mostly include tender option bonds, treasury float agreements, and forward commitments to purchase and sell loans and securities. Tender option bonds represent a contingent liability to purchase securities. Realized gains and losses and net interest spread earned on these products are included in non-interest income. Treasury float agreements represent purchased option con-tracts. The premiums paid for these contracts are amortized over the option periods. Forward commitments to purchase and sell loans and securities consist primarily of forward commitments to sell mortgage-backed securities, which are used to hedge mortgage loans held in the trading account. These commitments are marked to fair value with unrealized gains and losses recorded in non-interest income. Collateralized mortgage obligation residuals, rights acquisi-tion contracts and guaranteed interest rate contracts are other financial in-struments and are included in the consolidated financial statements in invest-ment securities, investment securities available for sale and interest-bearing deposits, respectively.

Income Taxes
 Certain items of income and expense are included in one reporting period for financial accounting purposes and another reporting period for income tax pur-poses. Under the asset and liability method, deferred tax assets and liabili-ties are recognized for the future tax consequences attributable to temporary differences between the financial statement and tax bases of existing assets and liabilities.

Employee Benefits
 Meridian has a non-contributory defined benefit pension plan covering sub-stantially all employees who qualify as to age and length of service. The plan benefits are based on years of service and an earnings formula that considers average salaries during a defined period prior to retirement.
 The projected unit credit method is used to measure net periodic pension cost over employees' service lives. The plan is funded using the entry age actuar-ial cost method to the extent deductible under existing federal income tax regulations.
 Meridian currently provides postretirement health care and life insurance benefits to its employees. The medical portion is contributory and life insur-ance coverage is non-contributory to the participants. The expected cost of these benefits is accrued over the period the employee earns the benefits. There are currently no plan assets attributable to these postretirement bene-fits.

 Effective January 1, 1995, all employees of Meridian and its subsidiaries with two years of service will participate in a non-contributory employee stock ownership plan. Compensation cost will be recognized based on the fair market value of the shares committed to be released to employees.

Treasury Stock
 The purchase of Meridian's common stock is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on a first-in-first-out basis.

Preferred Stock
 Meridian has 25 million shares of preferred stock authorized that carries a $25.00 par value per share. No shares of preferred stock were issued and out-standing as of December 31, 1994. Meridian's Board of Directors has the au-thority to issue preferred stock from time to time as a class without series, or in one or more series.

Common Stock Dividends
 Meridian adopted a new dividend payment schedule effective in 1992. In addi-tion to the dividend of $.30 per share paid on January 1, 1992 (declared No-vember 1991), the Board of Directors also declared dividends of $.30 per share in April, July and October 1992 for payment on June 1, September 1 and Decem-ber 1, 1992, respectively. Accordingly, a dividend was not declared in the quarter ended March 31, 1992.

Earnings Per Share
 Primary earnings per share is computed by dividing net income after deduction of any preferred stock dividends by the weighted average number of common stock and common stock equivalents outstanding during the year. There is cur-rently no preferred stock outstanding and the last time such stock was out-standing was 1989. Stock options and warrants are considered common stock equivalents and are included in the computation of the number of outstanding shares using the treasury stock method, unless such options are anti-dilutive. Fully diluted earnings per share gives effect to the assumed conversion of any convertible preferred stock as well as to the exercise of stock options. For the purposes of computing primary and fully diluted earnings per share begin-ning in 1995, committed to be released and allocated shares in the employee stock ownership plan will be considered outstanding.

NOTE 2: ACQUISITIONS
 In June 1994, Meridian Bank, New Jersey, a banking subsidiary of Meridian, assumed approximately $487 million of deposits and paid a premium of $42 mil-lion to the Resolution Trust Corporation, in exchange for the $14 million in home equity loans and $431 million in cash in connection with the acquisition of 29 branches of the former Security Savings Bank. The transaction was treated as a purchase for financial accounting purposes.
 In July 1994, Meridian acquired McGlinn Capital Management, Inc., an invest-ment advisory firm with $2.7 billion in assets under direct management at year-end 1994, for cash and a warrant for 500,000 shares of Meridian common stock. The transaction was treated as a purchase for financial accounting pur-poses.
 In August 1994, Meridian and United Counties Bancorporation of Cranford, New Jersey jointly announced the execution of a letter of intent to merge, subject to due diligence reviews and the negotiation of a definitive merger agreement. In December 1994 Meridian and United Counties announced that, as a result of prevailing equity market conditions and the inability of the parties to agree on certain terms of the plan of merger, the companies jointly decided to ter-minate their letter of intent and future merger discussions.
NOTE 3: INVESTMENT SECURITIES, INVESTMENT SECURITIES AVAILABLE FOR SALE AND SECURITIES GAINS

Investment Securities
 A summary of the amortized cost and approximate fair value of investment se-curities included in the Consolidated Balance Sheets is as follows:

                                   1994                   1993                   1992
                          ---------------------- ---------------------- ----------------------
                                     APPROXIMATE            Approximate            Approximate
                          AMORTIZED     FAIR     Amortized     Fair     Amortized     Fair
                             COST       VALUE       Cost       Value       Cost       Value
(Dollars in Thousands)    ---------- ----------- ---------- ----------- ---------- -----------
United States Government
 Securities.............  $  667,031 $  638,476  $  630,338 $  635,047  $  549,275 $  561,897
Mortgage-Backed
 Securities
 Collateralized Mortgage
 Obligations............   1,380,105  1,311,068   1,240,901  1,241,026   1,131,011  1,142,638
 Other..................     231,290    222,298     314,221    324,372     165,017    172,131
                          ---------- ----------  ---------- ----------  ---------- ----------
 Total Mortgage-Backed
  Securities............   1,611,395  1,533,366   1,555,122  1,565,398   1,296,028  1,314,769
State and Municipal
 Securities.............     335,401    327,811     375,582    387,298     356,718    364,155
Other Securities........     258,592    253,654     223,442    225,357     258,489    264,325
                          ---------- ----------  ---------- ----------  ---------- ----------
 Total Investment
  Securities............  $2,872,419 $2,753,307  $2,784,484 $2,813,100  $2,460,510 $2,505,146
                          ========== ==========  ========== ==========  ========== ==========

 A summary of the gross unrealized gains and losses of investment securities is as follows:

                                  1994                  1993                  1992
                          --------------------- --------------------- ---------------------
                            GROSS      GROSS      Gross      Gross      Gross      Gross
                          UNREALIZED UNREALIZED Unrealized Unrealized Unrealized Unrealized
                            GAINS      LOSSES     Gains      Losses     Gains      Losses
(Dollars in Thousands)    ---------- ---------- ---------- ---------- ---------- ----------
United States Government
 Securities.............    $  162    $ 28,717   $ 5,644     $  935    $13,007     $  385
Mortgage-Backed
 Securities
 Collateralized Mortgage
  Obligations...........        75      69,112     4,957      4,832     13,117      1,490
 Other..................     1,056      10,048    10,492        341      7,131         17
                            ------    --------   -------     ------    -------     ------
 Total Mortgage-Backed
  Securities............     1,131      79,160    15,449      5,173     20,248      1,507
State and Municipal
 Securities.............     2,802      10,392    11,942        226      8,426        989
Other Securities........       128       5,066     2,624        709     10,265      4,429
                            ------    --------   -------     ------    -------     ------
 Total Investment
  Securities............    $4,223    $123,335   $35,659     $7,043    $51,946     $7,310
                            ======    ========   =======     ======    =======     ======

 The amortized cost and approximate fair value of investment securities at De-cember 31, 1994 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations.

                                                                     APPROXIMATE
                                                          AMORTIZED     FAIR
                                                             COST       VALUE
(Dollars in Thousands)                                    ---------- -----------
Other Than Mortgage-Backed Securities
 Due in one year or less................................  $  242,458 $  240,949
 Due after one year but within five years...............     841,410    809,488
 Due after five years but within ten years..............     115,704    109,128
 Due after ten years....................................      61,452     60,376
                                                          ---------- ----------
 Total..................................................   1,261,024  1,219,941
Mortgage-Backed Securities
 Collateralized Mortgage Obligations....................   1,380,105  1,311,068
 Other..................................................     231,290    222,298
                                                          ---------- ----------
 Total Mortgage-Backed Securities.......................   1,611,395  1,533,366
                                                          ---------- ----------
 Total Investment Securities............................  $2,872,419 $2,753,307
                                                          ========== ==========

 Investment securities carried at approximately $1.9 billion at December 31, 1994 were pledged as collateral for public deposits, trust deposits, repurchase agreements, and certain other deposits as required by law. No securities of an individual issuer aggregated more than 10% of shareholders' equity at December 31, 1994. Tax-free income on investment securities for 1994, 1993 and 1992 amounted to $18.2 million, $20.6 million and $21.8 million, respectively.

Investment Securities Available For Sale
 A summary of the amortized cost and approximate fair value of investment secu-rities available for sale included in the Consolidated Balance Sheets is as follows:

                                  1994                  1993                  1992
                          --------------------- --------------------- ---------------------
                                    APPROXIMATE           Approximate           Approximate
                          AMORTIZED    FAIR     Amortized    Fair     Amortized    Fair
                            COST       VALUE      Cost       Value      Cost       Value
(Dollars in Thousands)    --------- ----------- --------- ----------- --------- -----------
United States Government
 Securities.............  $282,500   $274,594   $103,086   $105,997   $220,233   $224,564
Mortgage-Backed
 Securities
 Collateralized Mortgage
  Obligations...........    25,089     24,260      2,856      2,865     68,842     69,805
 Other..................    96,501     91,678    122,297    125,971    489,717    503,132
                          --------   --------   --------   --------   --------   --------
 Total Mortgage-Backed
  Securities............   121,590    115,938    125,153    128,836    558,559    572,937
State and Municipal
 Securities.............    32,530     33,362     34,306     37,029    146,803    154,894
Other Securities........     9,163     11,100     13,118     16,290     19,622     21,019
                          --------   --------   --------   --------   --------   --------
 Total Investment
  Securities Available
  for Sale..............  $445,783   $434,994   $275,663   $288,152   $945,217   $973,414
                          ========   ========   ========   ========   ========   ========

 A summary of the gross unrealized gains and losses of investment securities available for sale is as follows:

                                  1994                  1993                  1992
                          --------------------- --------------------- ---------------------
                            GROSS      GROSS      Gross      Gross      Gross      Gross
                          UNREALIZED UNREALIZED Unrealized Unrealized Unrealized Unrealized
                            GAINS      LOSSES     Gains      Losses     Gains      Losses
(Dollars in Thousands)    ---------- ---------- ---------- ---------- ---------- ----------
United States Government
 Securities.............    $  105    $ 8,011    $ 2,998      $ 87     $ 4,331        --
Mortgage-Backed
 Securities
 Collateralized Mortgage
  Obligations...........       --         829          9       --        1,047      $ 84
 Other..................        72      4,895      3,773        99      13,785       370
                            ------    -------    -------      ----     -------      ----
 Total Mortgage-Backed
  Securities............        72      5,724      3,782        99      14,832       454
State and Municipal
 Securities.............       958        126      2,723       --        8,091        --
Other Securities........     2,121        184      3,189        17       1,397        --
                            ------    -------    -------      ----     -------      ----
 Total Investment
  Securities Available
  for Sale..............    $3,256    $14,045    $12,692      $203     $28,651      $454
                            ======    =======    =======      ====     =======      ====

 The amortized cost and approximate fair value of investment securities avail-able for sale at December 31, 1994 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations.

                                                                     APPROXIMATE
                                                           AMORTIZED    FAIR
                                                             COST       VALUE
(Dollars in Thousands)                                     --------- -----------
Other Than Mortgage-Backed Securities
 Due in one year or less.................................  $ 46,437   $ 48,260
 Due after one year but within five years................   269,114    261,967
 Due after five years but within ten years...............       645        644
 Due after ten years.....................................     7,997      8,185
                                                           --------   --------
 Total...................................................   324,193    319,056
Mortgage-Backed Securities
 Collateralized Mortgage Obligations.....................    25,089     24,260
 Other...................................................    96,501     91,678
                                                           --------   --------
 Total Mortgage-Backed Securities........................   121,590    115,938
                                                           --------   --------
 Total Investment Securities Available for Sale..........  $445,783   $434,994
                                                           ========   ========

Total Securities Gains
 Total gains from securities transactions (excluding trading account securi-ties), which were included in the following categories in the non-interest in-come section of the Consolidated Statements of Income, are as follows:

                                                          1994   1993    1992
                                                         ------ ------- -------
Broker-Dealer and Investment Banking Income............. $1,809 $ 2,046 $15,368
Net Securities Gains....................................  2,998  25,280   2,764
                                                         ------ ------- -------
 Total Securities Gains................................. $4,807 $27,326 $18,132
                                                         ====== ======= =======

 Proceeds from the sale of securities for the years ended December 31, 1994, 1993 and 1992 were $82.1 million, $850.3 million and $474.7 million. Gross gains on these sales were of $3.2 million, $25.5 million and $6.1 million and gross losses were $214 thousand, $203 thousand and $3.4 million in 1994, 1993 and 1992, respectively.

NOTE 4: LOANS
 A summary of loans included in the Consolidated Balance Sheets is as follows:

                                                               DECEMBER 31,
                                                           ---------------------
                                                              1994       1993
(Dollars in Thousands)                                     ---------- ----------
COMMERCIAL LOANS
 Real Estate--Commercial Mortgage........................  $1,698,329 $1,620,876
 Real Estate--Construction...............................     276,858    261,847
 Commercial, Financial and Agricultural..................   4,006,360  3,591,370
                                                           ---------- ----------
 Total Commercial Loans..................................   5,981,547  5,474,093
REAL ESTATE--RESIDENTIAL.................................   1,217,359    993,753
CONSUMER LOANS
 Real Estate--Home Equity................................     744,022    680,440
 Revolving Credit........................................     110,049     79,613
 Other Consumer Loans....................................   1,816,716  1,871,648
                                                           ---------- ----------
 Total Consumer Loans....................................   2,670,787  2,631,701
                                                           ---------- ----------
 Total Loans, Gross......................................   9,869,693  9,099,547
  Less Unearned Discount.................................     112,070    111,503
                                                           ---------- ----------
 Total Loans, Net of Unearned Discount...................  $9,757,623 $8,988,044
                                                           ========== ==========

 Included within the loan portfolio are restructured loans and loans on which Meridian has discontinued the accrual of interest. Such loans amounted to $90.3 million, $127.6 million, and $143.6 million at December 31, 1994, 1993, and 1992, respectively. If these non-performing loans had been current in ac-cordance with their original terms and had been outstanding throughout the pe-riod, gross interest income for 1994, 1993, and 1992 would have increased $9.6 million, $9.5 million, and $13.5 million, respectively. Interest income on these non-performing loans included in income for 1994, 1993, and 1992 amounted to $868.0 thousand, $706.0 thousand, and $3.1 million, respectively.
 Tax-free income on loans for 1994, 1993, and 1992 amounted to $10.8 million $14.4 million, and $16.6 million, respectively.

NOTE 5: ALLOWANCE FOR POSSIBLE LOAN LOSSES
 A summary of activity in the allowance for possible loan losses follows:

                                                     1994      1993      1992
(Dollars in Thousands)                             --------  --------  --------
Balance at Beginning of Period.................... $173,388  $165,512  $179,167
Additions (Deductions)
 Acquired Allowances..............................    1,168     3,094     2,154
 Loans Charged-Off................................  (52,155)  (62,510)  (95,186)
Recoveries on Charged-Off Loans...................   19,680    11,191    10,550
                                                   --------  --------  --------
Net Loans Charged-Off.............................  (32,475)  (51,319)  (84,636)
                                                   --------  --------  --------
Provision Charged to Operating Expense............   27,321    56,101    68,827
                                                   --------  --------  --------
Balance at End of Period.......................... $169,402  $173,388  $165,512
                                                   ========  ========  ========

NOTE 6: LONG-TERM DEBT AND OTHER BORROWINGS
 Long-term debt and other borrowings consisted of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1994     1993
(Dollars in Thousands)                                        -------- --------
Floating Rate Subordinated Notes, Due 1996..................  $ 75,000 $ 75,000
6.625% Subordinated Notes, Due 2003.........................   147,945  147,723
7.875% Subordinated Notes, Due 2002.........................    98,977   98,852
7.06% Note, Due 1997........................................     2,223      ---
Other Term Loans, Due 1993-2005 in Annual and Quarterly
 Installments (repaid in 1994)..............................        --    4,167
Mortgages Payable and Capitalized Lease Obligations (See
 Note 9)....................................................    18,623   10,462
Federal Home Loan Bank Advances Due 1995-1996 with Fixed
 Rates from 6.61% to 7.19%..................................    20,000   75,000
4.80% Fixed Rate Note, Due 1996.............................     8,400    8,400
11% Fixed Rate Note, Due 1994...............................        --      869
Other Borrowings............................................       985      818
                                                              -------- --------
 Total......................................................  $372,153 $421,291
                                                              ======== ========

 The floating rate subordinated notes bear interest at a rate of 1/8 of 1% above the arithmetic mean of London interbank offering quotations for three-month Eurodollar deposits, determined quarterly. The notes carry a floor in-terest rate of 5 1/8%. The notes are subordinate and junior in right of pay-ment to senior indebtedness of Meridian. Since December 1, 1988, Meridian has had the option to exchange the notes for capital securities or, under certain circumstances, cash, prior to the maturity of the notes on December 1, 1996. The effect of the capital securities which may be issued in connection with these notes has not been included in the computation of earnings per share. In December, 1993, Meridian received approval from the Federal Reserve Bank to revoke its obligation to exchange the notes for capital securities at maturity.
 Meridian has long-term borrowings from the Federal Home Loan Bank which total $20 million. These borrowings require membership in the Federal Home Loan Bank of Pittsburgh and the maintenance of available collateral with a fair value which approximates the total amount of the outstanding debt.
 Meridian also has $8.4 million of collateralized borrowings from the Student Loan Marketing Association, due March 20, 1996, at a rate of 4.80%.
 The remaining long-term debt consists of debt of Meridian's banking subsidi-aries and is subordinated in the right of payment to the depositors of such subsidiaries. Substantially all of the notes are redeemable prior to maturity at certain amounts based on sinking fund provisions or, when applicable, ap-proval of the appropriate regulatory agency.
 Meridian has unused lines of credit of $30 million at December 31, 1994 and 1993.
 Meridian has short-term borrowings, primarily federal funds purchased and se-curities sold under agreement to repurchase, amounting to $1,813 million and $792 million at December 31, 1994 and 1993, respectively. The average interest rate paid on these borrowings was 4.31% and 2.96% for the years ended December 31, 1994 and 1993, respectively.

NOTE 7: DIVIDEND, CAPITAL AND OTHER REGULATORY RESTRICTIONS
 Various laws restrict the amount of dividends that can be paid to Meridian by its subsidiary banks without regulatory approval. Under current regulations, Meridian's subsidiary banks, without prior approval of bank regulators, may declare dividends to Meridian in 1995 totalling $101.2 million plus additional amounts equal to the net profits earned by such subsidiary banks for the pe-riod of January 1, 1995 through the date of declaration, less dividends previ-ously paid in 1995.
 The Federal Reserve Act also places restrictions on the amount of credit that may be extended to Meridian by its subsidiary banks. During 1994, there were no loans or advances made to Meridian by any of its subsidiary banks.
 Meridian's banking subsidiaries are required to maintain reserve balances with the Federal Reserve. These balances totalled $72.5 million at December 31, 1994 and averaged $153.4 million for the year then ended.

NOTE 8: EMPLOYEE BENEFIT PLANS
Pension Plans
 Total pension expense for 1994, which includes several informal pension ar-rangements in addition to the Meridian plan, was $4.3 million. Total pension expense for 1993 and 1992 was $2.9 million and $59 thousand, respectively.
 Net periodic pension expense (credit) of the Meridian plan includes the fol-lowing components:

                                                     1994      1993      1992
(Dollars in Thousands)                             --------  --------  --------
Service Cost-Benefits Earned During the Year.....  $  8,743  $  7,299  $  6,353
Interest Cost on Projected Benefit Obligation....    12,288    11,167     9,645
Actual Return on Plan Assets.....................     4,425   (15,985)  (14,622)
Amortization of Unrecognized Net Assets and Other
 Deferred Amounts--Net...........................   (21,859)     (530)   (1,617)
                                                   --------  --------  --------
Net Periodic Pension Expense (Credit)............  $  3,597  $  1,951  $   (241)
                                                   ========  ========  ========

 The following table sets forth the funded status of the Meridian plan and amounts recognized in the Consolidated Balance Sheets at December 31.

                                                                1994     1993
(Dollars in Thousands)                                        -------- --------
Projected Benefit Obligation
 Accumulated Benefit Obligation
 Vested Benefits............................................  $ 94,647 $101,574
 Non-Vested Benefits........................................     5,969    4,986
 Effect of Projected Future Compensation Increases..........    42,276   56,193
                                                              -------- --------
 Projected Benefit Obligation...............................   142,892  162,753
Less Fair Value of Plan Assets..............................   169,794  178,658
                                                              -------- --------
Plan Assets in Excess of Projected Benefit Obligation.......    26,902   15,905
Less Unrecognized Net Gain Due to Past Experience Different
 from Assumptions Made......................................    17,956    4,491
Less Unrecognized Net Transition Asset Amortized Over
 Employee Service Lives.....................................     3,877    4,731
                                                              -------- --------
Net Pension Asset Recognized in Balance Sheet at December
 31.........................................................  $  5,069 $  6,683
                                                              ======== ========

 Net periodic pension expense is determined using certain assumptions as of the beginning of the year whereas the funded status of the plan is determined using assumptions as of the end of the year.
 The discount rate used in determining the actuarial present value of Meridi-an's projected benefit obligation was 8.25% in 1994, 7.0% in 1993 and 8.0% 1992. The expected long-term rate of return on plan assets was 9.5% in 1994, 1993 and 1992. The rate of increase in future compensation levels was 5.3% in 1994 and 1993 and 6.3% in 1992.
 The assets of the Meridian plan are administered by Meridian Asset Manage-ment, Inc., and consist primarily of common stock, fixed income securities such as obligations of the United States government and corporations, and units of certain common trust funds.

Other Post Retirement Benefits
 Meridian provides postretirement health care and life insurance plans to its employees. The medical portion is contributory and life insurance coverage is noncontributory to the participants. Effective January 1, 1993, Meridian adopted Statement of Financial Accounting Standards No. 106, "Employers' Ac-counting for Postretirement Benefits Other Than Pensions". The new accounting rules require the accrual of the expected cost of these benefits over the pe-riod the employee earns the benefits. Meridian elected to defer and amortize over 20 years the cumulative obligation for such benefits at the beginning of 1993.
 The annual expense of Meridian's postretirement benefits other than pensions under these new accounting rules was $4.6 million in 1994 compared to approxi-mately $4.5 million in 1993. The health care trend rate assumption used to de-termine accumulated benefit obligations applicable to these benefits was 10% for 1994 decreasing over time to an annual rate of 5.5% and remaining at that level thereafter. The discount rate used in determining the present value of the projected benefit obligation was 8.25%.
 Net periodic expense of the Meridian postretirement healthcare and life in-surance plans includes the following components:

                                                                   1994   1993
(Dollars in Thousands)                                            ------ ------
Service Cost-Benefits Earned During the Year..................... $1,060 $  824
Interest Cost on Accumulated Postretirement Benefit Obligation...  2,100  2,280
Amortization of Unrecognized Net Transition Obligation Over 20
 Years...........................................................  1,440  1,421
                                                                  ------ ------
Net Periodic Expense............................................. $4,600 $4,525
                                                                  ====== ======

 The following table sets forth the funded status of the Meridian postretirement healthcare and life insurance plans and amounts recognized in the Consolidated Balance Sheets at December 31. There are currently no plan assets attributable to these postretirement benefits.

                                                                1994    1993
(Dollars In Thousands)                                         ------- -------
Accumulated Postretirement Benefit Obligation................. $30,274 $31,484
Less Fair Value of Plan Assets................................      --      --
                                                               ------- -------
Accumulated Benefit Obligation in Excess of Plan Assets.......  30,274  31,484
Plus (Less) Unrecognized Net Gain (Loss) Due to Past
 Experience Different from Assumptions Made...................   1,983  (1,061)
Less Unrecognized Net Transition Obligation...................  24,385  27,407
                                                               ------- -------
Net Liability Recognized in Balance Sheet at December 31...... $ 7,872 $ 3,016
                                                               ======= =======

 A change in the health care trend rate assumption of one percent would affect annual service cost by approximately $100,000 and the accumulated postretirement benefit obligation at December 31, 1994 by approximately $700,000.

Post-Employment Benefits
 Effective January 1, 1994, Meridian adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". This statement establishes standards for employers who provide benefits to former employees after employment but before retirement. Such benefits include, among other things, severance, disability, and workers' compensation benefits. The implementation of these new accounting rules resulted in a charge of $4.2 mil-lion ($2.7 million after-tax or $.05 per share) in the first quarter of 1994.

Savings Plan
 Meridian also offers a savings plan which covers substantially all employees who qualify as to age and length of service. A participating employee must contribute at least 1% and may contribute a maximum of 10% of his or her com-pensation. Meridian will match up to the first 6% that each employee contrib-utes. Investment options include Meridian common stock. Contributions are charged to current expense. The total expense relating to the Meridian savings plan was $7.6 million in 1994, $7.1 million in 1993 and $6.5 million in 1992.

Employee Stock Ownership Plan
 Effective January 1, 1995, all employees of Meridian and its subsidiaries with two years of service will participate in a non-contributory employee stock ownership plan (ESOP). The ESOP is a leveraged plan and is funded through a direct loan from Meridian. The ESOP will acquire a total of 2,000,000 shares of Meridian common stock for distribution to eligible employ-ees ratably over a 20 year period. As of December 31, 1994, the ESOP had pur-chased 1,285,000 shares. Compensation cost will be recognized based on the fair market value of the shares committed to be released to employees. No com-pensation cost was recognized in 1994. Dividends on allocated shares will be paid to participants and will be charged to retained earnings. Dividends on unallocated shares and additional cash contributions from Meridian will be used by the ESOP for debt service.

Stock Option Plan
 Under Meridian's stock option plan, options to acquire a maximum of 3,500,000 shares of common stock may be granted to key officers. The plan provides for the granting of options at the fair market value of Meridian's common stock at the time the options are granted. Each option granted under the plan may be exercised within a period of ten years from the date of the grant; however, no option may be exercised within one year from the date of grant.
 A stock appreciation rights (SARs) plan grants SARs in tandem with stock op-tion grants, up to a maximum of 750,000 units. The exercise of SARs reduces the stock options otherwise exercisable; similarly, the exercise of stock op-tions cancels the corresponding SARs. There were no SARs outstanding at Decem-ber 31, 1994.
 Under Meridian's stock option plan, the exercisable option prices ranged from $10.50 to $33.00 at December 31, 1994. An analysis of the activity in this plan for the last three years follows:

                                                  1994       1993       1992
Number of Options                               ---------  ---------  ---------
Outstanding, January 1......................... 2,318,032  1,521,507  1,552,574
Granted........................................    78,553  1,279,658    422,550
Exercised......................................  (123,286)  (468,463)  (443,917)
Lapsed.........................................  ( 33,862)  ( 14,670)   ( 9,700)
                                                ---------  ---------  ---------
Outstanding, December 31....................... 2,239,437  2,318,032  1,521,507
                                                =========  =========  =========
Exercisable, December 31....................... 2,206,937  1,770,632  1,098,957
                                                =========  =========  =========

NOTE 9: LEASES
 Meridian and its subsidiaries are committed under a number of capital and non-cancelable operating leases for facilities and equipment with initial or remaining terms in excess of one year. The minimum annual rental commitments under these leases at December 31, 1994 are as follows:

                                                               CAPITAL OPERATING
                                                               LEASES   LEASES
(Dollars in Thousands)                                         ------- ---------
1995.......................................................... $ 4,185  $16,467
1996..........................................................   3,457    9,553
1997..........................................................   2,778    8,701
1998..........................................................   1,769    8,079
1999..........................................................   1,595    7,196
2000 and Subsequent...........................................  18,325   28,444
                                                               -------  -------
Total Minimum Lease Payments..................................  32,109  $78,440
                                                                        =======
Amounts Representing Interest.................................  16,072
                                                               -------
Present Value of Net Minimum Lease Payments................... $16,037
                                                               =======

 Total rental expense for all operating leases for 1994, 1993 and 1992 amounted to $21.7 million, $20.5 million, and $18.2 million, respectively.

NOTE 10: INCOME TAXES
 The provision for income taxes on income before changes in accounting princi-ples consists of the following:

                                                        1994    1993     1992
(Dollars in Thousands)                                 ------- -------  -------
Current Expense--Federal.............................. $41,586 $57,017  $53,600
State Expense.........................................   2,607   2,677    1,724
Deferred Expense (Benefit)--Federal...................  26,407    (626)  (6,645)
                                                       ------- -------  -------
Total Income Tax Expense.............................. $70,600 $59,068  $48,679
                                                       ======= =======  =======

 Effective January 1, 1993, Meridian adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), which re-quires a change from the deferred method of accounting for income taxes to the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement and tax bases of ex-isting assets and liabilities. Deferred tax assets and liabilities are mea-sured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and li-abilities of a change in tax rates is recognized in income in the period that includes the enactment date of the rate change.
 As permitted by SFAS No. 109, Meridian has elected not to restate the finan-cial statements of any prior years. The implementation of these new tax ac-counting rules resulted in an increase in consolidated net income of $7.2 mil-lion in the first quarter of 1993. This amount represents the cumulative ef-fect of adopting SFAS No. 109 at the beginning of 1993. The impact of SFAS No. 109 on future periods is not expected to be material.
 At December 31, 1994, deferred tax assets amounted to $84.1 million and de-ferred tax liabilities amounted to $65.5 million. No valuation allowance has been established for deferred tax assets because management believes that it is more likely than not that the deferred tax assets will be realized. De-ferred tax assets are realizable primarily through carryback of existing de-ductible temporary differences to recover taxes paid in prior years and through future reversal of existing taxable temporary differences.
 The effective tax rate on income before changes in accounting principles is less than the federal statutory rate in each year as a result of the following items:

                                   1994             1993             1992
                              ---------------- ---------------- ----------------
                                        % OF             % Of             % Of
                                       PRE-TAX          Pre-Tax          Pre-Tax
                              AMOUNT   INCOME  Amount   Income  Amount   Income
(Dollars in Thousands)        -------  ------- -------  ------- -------  -------
Federal Income Tax at Statu-
 tory Rate..................  $81,441   35.0%  $73,355   35.0%  $63,029   34.0%
Increase (Decrease) in Tax
 Rates Resulting from
 Tax-Exempt Interest Income
  on Investment Securities..   (7,567)  (3.3)   (9,218)  (4.4)   (7,967)  (4.3)
 Tax-Exempt Interest Income
  on Loans..................   (3,768)  (1.6)   (5,022)  (2.4)   (5,611)  (3.0)
 Interest Disallowance on
  Tax-Exempt Assets.........      945     .4     1,457     .7     1,454     .8
 Other, Net.................     (451)   (.2)   (1,504)   (.7)   (2,226)  (1.2)
                              -------   ----   -------   ----   -------   ----
Total Income Tax Expense....  $70,600   30.3%  $59,068   28.2%  $48,679   26.3%
                              =======   ====   =======   ====   =======   ====

The components of deferred tax assets and liabilities are as follows:

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1994    1993
(Dollars in Thousands)                                          ------- -------
Deferred Tax Assets
 Provision for Possible Credit Related Losses in Excess of
  Charge-offs.................................................. $61,065 $63,902
 Interest Income on Non-Accrual Loans..........................   1,181   5,975
 Deferred Compensation.........................................   5,865   3,789
 Deferred Fees for Financial Statement Purposes Recognized for
  Tax Purposes.................................................   7,653   7,340
 Expense Accruals not Deductible Until Paid for Tax Purposes...   3,793  17,701
 Differences Related to Financial and Tax Treatment of Other
  Real Estate Owned............................................   4,217   6,734
 Other.........................................................     348      70
                                                                ------- -------
Total Deferred Tax Assets......................................  84,122 105,511
                                                                ------- -------
Deferred Tax Liabilities
 Differences Related to Financial and Tax Treatment of Leasing
  Activities...................................................  29,832  29,917
 Accelerated Tax Depreciation..................................  13,442   9,951
 Differences Related to Financial and Tax
 Treatment of Investment Activities............................   4,812   4,972
 Differences Related to Financial and Tax Treatment of Mortgage
  Banking Operations...........................................   1,443     924
 Expenses Accelerated for Tax Purposes.........................   9,206   7,541
 Other.........................................................   6,750   6,684
                                                                ------- -------
Total Deferred Tax Liabilities.................................  65,485  59,989
                                                                ------- -------
Net Deferred Tax Asset......................................... $18,637 $45,522
                                                                ======= =======

NOTE 11: FAIR VALUES AND OTHER INFORMATION FOR FINANCIAL INSTRUMENTS, INCLUDING DERIVATIVES
 Statement of Financial Accounting Standards No. 105 "Disclosure of Informa-tion about Financial Instruments with Off-Balance Risk and Financial Instru-ments with Concentrations of Credit Risk", Statement No. 107 "Disclosures about Fair Value of Financial Instruments" and Statement No. 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instru-ments" require the disclosure of estimated fair value of all asset, liability and off-balance sheet financial instruments, including derivatives, in addi-tion to risks and certain other information related to off-balance sheet in-struments.
 Fair value estimates of Meridian's financial instruments are made at a point in time, based on relevant market information and available information about the financial instrument. Fair values are based on quoted market prices for financial instruments where prices exist in the market. In cases where quoted market prices are not available, fair values are derived from estimates using discounted cash flow or other valuation techniques. Because a quoted market price does not exist for a significant portion of Meridian's financial instru-ments, fair value estimates are based on judgments regarding future cash flow expectations, perceived credit risk, interest rate risk, prepayment risk, eco-nomic conditions, and other factors. The estimates are therefore subjective and may not reflect the amount that could be realized upon immediate sale of the instrument. Changes in the assumptions could also significantly affect the estimates. Also, the estimates do not reflect any additional premium or dis-count that could result from the sale of Meridian's entire holdings of a par-ticular financial instrument.
 Only existing on and off-balance sheet financial instruments are subject to fair value estimates. A value is not assigned to fee-based businesses such as Meridian's asset management and trust operations. In addition, Meridian re-tains demand and savings deposits which aggregated $7.7 billion or 67% of all deposits at December 31, 1994. The value of such deposits results from the low-cost funding provided by these liabilities as compared to other funding sources. The substantial value of these deposits is not reflected in the fair value estimates because it is not a requirement of SFAS 107. The value of other non-financial instruments, such as property, plant and equipment is also not considered. In addition, tax implications related to the realization of unrealized gains and losses can significantly affect fair value and have not been considered in these estimates.

 Because of these reasons, the aggregate fair values presented are not meant to represent an estimate of the underlying value of Meridian taken as a whole at December 31, 1994 and 1993. The carrying and estimated fair values of fi-nancial instruments of Meridian are as follows:

                                           1994                   1993
                                   ---------------------  ---------------------
                                   CARRYING/              Carrying/
                                    NOTIONAL  ESTIMATED    Notional  Estimated
                                     AMOUNT   FAIR VALUE    Amount   Fair Value
(in thousands)                     ---------- ----------  ---------- ----------
TRADING FINANCIAL INSTRUMENTS
ON-BALANCE SHEET FINANCIAL ASSETS
Mortgage Loans...................  $  285,975 $  285,975          --         --
Investment Securities............      60,195     60,195  $   36,616 $   36,616
OFF-BALANCE SHEET FINANCIAL
 INSTRUMENTS
Commitments to Purchase and Sell
 Mortgages.......................  $  120,817 $     (150)         --         --
NONTRADING FINANCIAL INSTRUMENTS
ON-BALANCE SHEET FINANCIAL ASSETS
Cash and Due from Banks..........  $  669,642 $  669,642  $  587,587 $  587,587
Short-term Investments...........     220,418    220,418     116,554    116,554
Investment Securities............   2,872,419  2,753,307   2,784,484  2,813,100
Investment Securities Available
 for Sale........................     434,994    434,994     275,663    288,152
Loans and Other Assets Held for
 Sale............................      90,590     90,590     655,844    658,082
Loans, Net.......................   9,322,365  9,323,043   8,650,485  8,885,901
Other Assets.....................     129,256    129,254     134,008    134,047
ON-BALANCE SHEET FINANCIAL
 LIABILITIES
Demand and Savings Deposits......  $7,656,291 $7,656,291  $7,570,131 $7,570,131
Time Deposits....................   3,723,276  3,612,024   3,776,020  3,868,306
Short-Term Borrowings............   1,812,566  1,812,566     791,723    791,723
Long-Term Debt and Other
 Borrowings......................     358,529    334,919     416,497    435,343
Other Liabilities................      62,344     62,344      59,581     59,581
OFF-BALANCE SHEET FINANCIAL
 INSTRUMENTS
DERIVATIVES
Commitments to Purchase and Sell
 Mortgages and Securities
 (including Forward Rate
 Agreements).....................  $  124,744 $     (443) $  670,749 $   (1,851)
Tender Option Bonds..............     255,948      5,709     435,243     25,025
Treasury Float Contracts.........   1,021,075      4,345   1,061,794      1,936
Interest Rate Swap Agreements....   2,893,000   (100,906)  2,317,000      5,076
Purchased Interest Rate Floors...     500,000         73          --         --
Interest Rate Caps and Floors for
 Customers ......................     267,103         --     190,080         --
Other Interest Rate Contracts....      42,433        (83)     63,492         --
OTHER
Commitments to Extend Credit.....  $3,686,257 $     (921) $3,396,741 $   (2,170)
Standby and Commercial Letters of
 Credit..........................     514,697     (4,915)    539,366     (4,707)
Mortgage Loans Sold and Loan
 Servicing Acquired with
 Recourse........................     533,438    (11,500)    990,364    (13,300)

 The following methods and assumptions were used by Meridian in estimating the fair value of its financial instruments:
 CASH AND DUE FROM BANKS. The carrying amounts reported in the balance sheet approximate fair value due to the short-term nature of these assets.
 SHORT-TERM INVESTMENTS. The carrying amounts of short-term investments on the balance sheet approximate fair value since the maturity of these instruments is generally 90 days or less. For short-term investments with maturities of greater than 90 days, fair value estimates are based on market quotes for sim-ilar instruments, adjusted for such differences between the quoted instruments and the instruments being valued as to maturity and credit quality.
 TRADING ACCOUNT ASSETS. Trading account assets are marked-to-market for fi-nancial reporting purposes and therefore already approximate fair value. The fair value of investment securities held for trading are based on quoted mar-ket prices. The fair value of mortgage loans held for trading are based on market prices for comparable instruments, adjusted for differences between the two instruments such as credit quality.
 INVESTMENT SECURITIES AND INVESTMENT SECURITIES AVAILABLE FOR SALE. The fair values of investment securities and investment securities available for sale are based on quoted market prices as of the balance sheet date. For certain instruments, fair value is estimated by obtaining quotes from independent se-curities dealers.
 In accordance with SFAS No. 115, investment securities available for sale are marked-to-market for financial reporting purposes and therefore already ap-proximate fair value.
 LOANS. Fair values are estimated for portfolios of loans with similar finan-cial characteristics. Loans are aggregated by commercial, residential real es-tate, and consumer categories. Each loan portfolio is further classified by variable rate or fixed rate loans and by performing or nonperforming loans.
 For performing variable-rate loans, carrying amounts approximate fair value, as these loans reprice frequently as market rates change. Additionally, most variable rate commercial loans are reviewed and extended on at least an annual basis. At the time of that review, these loans are repriced to reflect the current credit risk inherent in the loan. For performing fixed-rate loans, the fair value methodology varies according to each loan portfolio. Fair values for residential real estate and consumer loans are estimated using quoted market prices, where available. Where quoted market prices are not available, quotations are obtained for similar instruments and adjusted for such differences in loan characteristics as maturity and credit quality. The fair value of performing fixed-rate commercial loans is estimated by discount-ing the expected cash flows by a discount rate that reflects the interest rate and credit risk inherent in the loan. The estimated maturity of these loans reflects both contractual maturity and management's assessment of prepayments, economic conditions, and other factors that may affect the maturity of the portfolio. The discount rate is based on the rate that would be currently of-fered for loans with similar terms to borrowers of similar credit quality.
 Nonperforming loans are included in each of the loan portfolios previously described. The fair value of nonperforming loans is estimated by discounting the expected return of principal over the period of time Meridian anticipates receiving principal payments on the loan. The discount rate used is a rate re-flective of the higher risk surrounding these assets compared to a performing loan.
 ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS. The carrying value of certain financial instruments included in these categories, such as accrued interest receivable, approximates fair value. For other financial instruments, such as assets related to servicing certain loans, fair value is estimated by dis-counting the scheduled cash flows through estimated maturity by a discount rate that reflects the interest rate and credit risk inherent in the instru-ment.
 DEPOSITS. The fair value of deposits with no stated maturity, such as non-in-terest bearing deposits, NOW accounts, savings, and money market deposit ac-counts, is the amount payable on demand as of year end.
 For time deposits, fair value is estimated by discounting the contractual cash flows using a discount rate equal to the incremental borrowing rate for similar maturities.
 SHORT-TERM BORROWINGS. The carrying values of federal funds purchased, secu-rities sold under agreements to repurchase, and other short-term borrowings approximate fair values.
 LONG-TERM DEBT AND OTHER BORROWINGS. The fair values of long-term debt and other borrowings are estimated by discounting the contractual cash flows for each instrument. The discount rate applied is based on the current incremental borrowing rates for similar arrangements with similar maturities.
 ACCRUED INTEREST PAYABLE AND OTHER LIABILITIES. The carrying value of certain financial instruments included in these categories, such as accrued interest payable, approximates fair value.
 OFF-BALANCE SHEET FINANCIAL INSTRUMENTS, INCLUDING DERIVATIVES. Meridian uses various off-balance sheet financial instruments, including derivatives, in conducting its business activities and in managing its balance sheet risks.
The section of Management's Discussion and Analysis of Earnings and Financial Position titled Derivatives contains additional information on derivatives and is incorporated by reference into this Note 11.
 The value of these instruments is based on the amount that Meridian would ei-ther pay or receive to replace Meridian's position in these contracts. Fair values for Meridian's off-balance sheet financial instruments are calculated based on (1) market prices (forward rate agreements and interest rate swaps);
(2) market prices for comparable instruments, adjusted for differences between the two instruments such as credit quality (mortgage loans sold or loan ser-vicing acquired with recourse, commitments to purchase or sell securities, tender option bonds, treasury float contracts, purchased interest rate con-tracts and other interest rate contracts); and (3) fees currently charged to enter into similar agreements, taking into account the remaining term of the agreement and the present credit risk assessment of the counterparty (commit-ments to extend credit and standby and commercial letters of credit).
 A discussion of each type of off-balance sheet financial instrument and its related risks is as follows:
 . Meridian has commitments to buy/sell mortgage-backed securities or loans with delivery at a future date but typically within 120 days. The risk as-sociated with these instruments is one of interest rate risk. In a declin-ing interest rate environment, commitments to sell mortgage-backed securi-ties or loans will decline in value. In a rising interest rate environment, commitments to buy mortgage-backed securities or loans will decline in val-ue.
 . Forward rate agreements are used in transactions with municipalities that generally have a debt payment due in the future. Under these agreements, Meridian agrees to deliver primarily securities, usually United States Treasury securities, that will mature on or before the required payment date. The type and associated interest rate of these securities is established when the agreement is entered into.
   The principal risk associated with forward rate agreements is interest rate risk to the extent the required securities have not been purchased. If in-terest rates fall, securities yielding the higher agreed upon fixed rate will be more expensive for Meridian to purchase.
 . Tender option bonds are also instruments associated with municipalities. A municipality generally issues a tax-free, fixed rate, long-term security in order to finance the origination of single family residential mortgages.
   The municipality enters into a tender option bond program with Meridian, which converts the fixed rate long-term instrument into a variable rate short-term product. Under the terms of this agreement, the municipality will pay a fixed rate to Meridian over the life of the underlying bond. Me-ridian, in turn, pays a short-term variable rate to the ultimate bondhold-er, who has the option to sell the bonds back to Meridian. Meridian also receives the right to remarket any purchased bonds at a short-term, tax-exempt, variable rate.
   The risk to Meridian in tender option bonds is one of interest rate risk in a rising rate environment. If interest rates increase, the rate paid on the short-term instrument will also increase and the spread between the fixed rate that Meridian receives and the short-term rate Meridian pays to bond-holders will decrease. If short-term rates exceed the fixed rate on the long-term instrument, then the short-term instrument will be sold at a dis-count and Meridian would incur a loss.
   Meridian's position in forward rate agreements and tender option bonds is sometimes hedged through the use of other interest rate sensitive financial instruments such as options. In addition, these two instruments have inter-est rate sensitivities that move in opposite directions.
 . A treasury float contract is created because a municipality, which has defeased a bond issue with government securities, has a mismatch in the timing of the maturity of the securities and the date the funds are needed to pay the debt service. Meridian will pay an up-front fee for the right to sell government securities to the municipality, generally at par. Meridian retains any profit between the sales price and the price at which Meridian acquired the securities. The maximum risk of loss cannot exceed the premium paid for these contracts which was $1.6 million at December 31, 1994 and is included on the consolidated balance sheets.
 . Interest rate swap agreements, the principal derivative product used by Me-ridian, involve the exchange of fixed and float ing rate interest payments without the exchange of the underlying contractual or notional amounts.
   These agreements are used as part of the asset and liability management process to alter the repricing characteristics of a portion of the core deposit base. Risk in these transactions involves the risk of counterparty nonperformance under the terms of the contract.

   The notional or contract amount does not represent the risks inherent in these agreements. The risk of loss can be approximated by estimating the cost, on a present value basis, of replacing an instrument at current market interest rates. Credit risk is managed by performing credit reviews and through ongoing credit monitoring procedures.
 . Purchased interest rate floors are also used as part of the asset and lia-bility management process to protect net interest income from the effects of declining interest rates or a flattening of the yield curve. In an in-terest rate floor contract, Meridian pays a premium to a counterparty for the right to receive payments if interest rates associated with a particu-lar index fall below a predetermined level. Risk in these transactions in-volves the risk of counterparty nonperformance under the terms of the con-tract. The notional or contract amount does not represent the risks inher-ent in these agreements. The maximum risk of loss cannot exceed the premium paid.
 . Interest rate options, caps, and floors involve the receipt of a fee by Me-ridian in exchange for assumption of the risk of interest rate movements beyond a predetermined level. Interest rate caps or floors are written to enable customers to manage their interest rate risks.
 . Commitments to extend credit assure prospective borrowers of financing for a specified period of time or at a specified rate and usually require the payment of a fee. The risk to Meridian in an undrawn loan commitment is limited by the terms of the contract. For example, Meridian may not be ob-ligated to advance funds if the customer's financial condition deteriorates or if the customer fails to meet specific covenants. An undrawn loan com-mitment represents both a potential credit risk once the funds are advanced to the customer and liquidity risk since the customer may demand immediate cash that would require a funding source. Meridian's credit review and ap-proval process for loan commitments is the same as the process used for loans. In addition, Meridian's Credit Policy Committee reviews customer re-quests for loan commitments and monitors outstanding commitments on an on-going basis. Meridian's current liquidity position continues to satisfy its needs for funds. In addition, since a portion of these loan commitments normally expire unused, the total amount of outstanding commitments at any point in time will not require a funding source.
 . Standby and commercial letters of credit are instruments issued by a bank that represents an obligation to guarantee payments on certain transactions of its customers. Meridian evaluates the creditworthiness of each of its letter of credit customers, using the same review and approval process that is used for loans. In addition, Meridian has established guidelines limit-ing the amount of total outstanding standby letters of credit to a speci-fied percentage of its shareholders' equity. Compliance with these guide-lines is monitored on a monthly basis.
   The amount of collateral received on loan commitments and on standby letters of credit is dependent upon the individual transaction and the creditworthi-ness of the customer.
 . Meridian originates and sells residential mortgage loans as part of various mortgage-backed security programs sponsored by United States government agencies or government-sponsored agencies, such as the Government National Mortgage Association, Federal Home Loan Mortgage Corporation and the Fed-eral National Mortgage Association. These sales are often subject to cer-tain recourse provisions in the event of default by the borrower. Meridian provides for potential losses against these mortgage-backed securities by establishing reserves at the time of sale and evaluates the adequacy of these reserves on an ongoing basis.

NOTE 12: COMMITMENTS AND CONTINGENCIES

Concentrations of Credit Risk
 Loan concentrations are considered to exist when a multiple number of borrow-ers are engaged in similar activities and have similar economic characteris-tics which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. At December 31, 1994, Me-ridian's commercial loans and commitments did not have any industry concentra-tion or other known concentration that exceeded 10% of total loans and commit-ments.

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

NOTE 13: INDUSTRY SEGMENTS
 Meridian operates principally in two business segments--banking and securities (broker-dealer activities). Selected financial information for these segments is as follows.

                                                                         ASSETS AT
                                       NET INCOME                      DECEMBER 31,
                           -------------------------------------  -----------------------
                              1994         1993         1992         1994        1993
(Dollars in Thousands)     -----------  -----------  -----------  ----------- -----------
Banking..................  $   155,650  $   139,036  $   121,145  $14,550,315 $13,751,699
Securities (Broker-Dealer
 Activities).............        3,708       18,725       15,560      502,332     333,088
                           -----------  -----------  -----------  ----------- -----------
Consolidated.............  $   159,358  $   157,761  $   136,705  $15,052,647 $14,084,787
                           ===========  ===========  ===========  =========== ===========
                              1994         1993         1992
BANKING                    -----------  -----------  -----------
Net Interest Income/(1)/.  $   623,148  $   629,887  $   588,759
Provision for Possible
 Loan Losses.............       27,382       54,955       68,827
Non-Interest Income......      198,601      215,121      188,041
Non-Interest Expenses....      549,709      587,025      525,121
Net Interest Margin/(1)/.         4.85%        5.04%        4.84%
Return on Average Assets.         1.11%        1.01%        0.91%
Return on Average Equity.        13.05%       12.60%       12.19%
Loans
 Commercial..............    5,940,887    5,445,964    5,246,583
 Real Estate-Residential.    1,217,142      993,459    1,057,576
 Consumer................    2,598,509    2,547,475    2,247,438
Deposits.................   11,335,103   11,268,615   11,661,833
Equity...................    1,204,767    1,171,435    1,047,329
Equity to Assets.........         8.28%        8.52%        7.56%
SECURITIES (BROKER-DEALER     1994         1993         1992
ACTIVITIES)                -----------  -----------  -----------
Net Revenues/(2)/........  $    48,263  $    77,376  $    59,311
Operating Expenses.......       43,513       49,829       36,729
Par Value of Bonds
 Underwritten............      807,648    1,121,501    1,675,432
Number of Trades.........       43,058       42,548       38,287
Tender Option Bonds......      255,948      435,243      535,552

/(1)/ Taxable equivalent basis.
/(2)/ Gross revenues less interest expense.

NOTE 14: MERIDIAN BANCORP, INC. (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS

DECEMBER 31,
                                                              1994       1993
(Dollars in Thousands)                                     ---------- ----------
ASSETS
Cash.....................................................  $        3 $    2,469
Short-Term Investments...................................      15,180     48,043
Investment in Subsidiaries
 Banking.................................................   1,237,526  1,152,620
 Non-Banking.............................................     127,843    111,143
Investment Securities....................................          --        525
Premises and Equipment...................................      12,493     14,220
Intercompany Note Receivable.............................      83,155     47,009
Other Assets.............................................      27,898     38,633
                                                           ---------- ----------
 TOTAL ASSETS............................................  $1,504,098 $1,414,662
                                                           ========== ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Short-Term Borrowings....................................  $   75,000        ---
Long-Term Debt and Other Borrowings......................     174,464 $  174,394
Accrued Interest Payable.................................       4,375      3,970
Other Liabilities........................................      35,174     50,665
Shareholders' Equity.....................................   1,215,085  1,185,633
                                                           ---------- ----------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............  $1,504,098 $1,414,662
                                                           ========== ==========

CONDENSED STATEMENTS OF INCOME

YEAR ENDED DECEMBER 31,
                                                     1994      1993      1992
(Dollars in Thousands)                             --------  --------  --------
INCOME
Interest Income from Subsidiaries................  $  4,966  $  4,570  $  2,425
Management Fees from Subsidiaries................    35,822    57,383    46,014
Interest and Fees on Loans.......................       224     4,160       873
Investment Securities Income.....................       552       955       516
Net Securities Gains.............................       261       607     1,132
Intercompany Service Fees........................       616       578     5,940
Other Non-Interest Income........................        --     1,414       307
                                                   --------  --------  --------
 Total Income....................................    42,441    69,667    57,207
EXPENSES
Interest on Borrowings...........................    14,021    12,489     8,609
Salaries and Benefits............................    29,397    35,627    27,992
Net Occupancy Expense............................     4,578     5,528     5,539
Equipment Expense................................     2,520     3,446     3,605
Other Non-Interest Expenses......................     4,782    30,808    21,864
                                                   --------  --------  --------
 Total Expenses..................................    55,298    87,898    67,609
                                                   --------  --------  --------
Loss Before Taxes and Earnings of Subsidiaries...   (12,857)  (18,231)  (10,402)
Credit For Income Taxes..........................    (3,072)   (6,288)   (2,848)
                                                   --------  --------  --------
Loss Before Earnings of Subsidiaries.............    (9,785)  (11,943)   (7,554)
Dividend Income from Subsidiaries
 Banking Subsidiaries............................   141,150    68,101    52,853
 Non-Banking Subsidiaries........................     7,200       850       250
Undistributed Earnings of Subsidiaries...........    20,793   100,753    91,156
                                                   --------  --------  --------
NET INCOME.......................................  $159,358  $157,761  $136,705
                                                   ========  ========  ========

CONDENSED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31,
                                                  1994       1993       1992
(Dollars in Thousands)                          ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income....................................  $ 159,358  $ 157,761  $ 136,705
Adjustments to Reconcile to Net Cash Provided
 by Operating Activities
 Earnings of Subsidiaries.....................   (169,143)  (169,704)  (141,957)
 Cash Dividends Received from Subsidiaries....    148,350     68,951     53,103
 Depreciation and Amortization................      5,372      5,309      4,214
 Other, Net...................................     (1,175)    (2,072)    (1,165)
 Decrease (Increase) in Other Operating As-
  sets........................................     33,414    (24,738)    (3,960)
 Increase (Decrease) in Other Operating Lia-
  bilities....................................    (15,086)    29,536     15,984
                                                ---------  ---------  ---------
 Net Cash Provided by Operating Activities....    161,090     65,043     62,924
                                                ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Sales of Investment Securities................         --     64,508     10,072
Purchases of Investment Securities............         --     (1,529)   (87,081)
Capital Contributions and Advances to Subsidi-
 aries........................................   (229,684)   (53,036)    (4,067)
Repayment of Advances to Subsidiaries.........    112,778         --         --
Purchases of Premises and Equipment...........       (863)    (3,803)    (4,695)
Proceeds from Sales of Premises and Equipment.        917         19         --
                                                ---------  ---------  ---------
 Net Cash Provided by (Used for) Investing
  Activities..................................   (116,852)     6,159    (85,771)
                                                ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Cash Dividends Paid to Common Shareholders....    (77,303)   (69,635)   (61,256)
Proceeds from Issuances of Common Stock.......      2,082     16,242     10,779
Purchases of Treasury Stock and ESOP Shares...    (54,834)        --        ---
Funds Transferred to Trust for Future ESOP
 Purchases....................................    (24,432)        --        ---
Proceeds from Borrowings......................     75,000         --        ---
Repayment of Long-Term Debt and Other
 Borrowings...................................        (80)       (43)      (305)
Proceeds from Issuance of Long Term Debt......         --         --     98,675
                                                ---------  ---------  ---------
 Net Cash Provided by (Used for) Financing
  Activities..................................    (79,567)   (53,436)    47,893
                                                ---------  ---------  ---------
CASH AND CASH EQUIVALENTS
Net Increase (Decrease) During the Year.......    (35,329)    17,766     25,046
Balance at Beginning of Year..................     50,512     32,746      7,700
                                                ---------  ---------  ---------
Balance at End of Year........................  $  15,183  $  50,512  $  32,746
                                                =========  =========  =========

 Interest payments totaled $13,616, $10,682 and $6,456 in 1994, 1993 and 1992, respectively. Noncash financing activity consists of stock and a warrant aggre-gating $6,972 in 1994 and stock of $20,063 in 1993 issued as a result of merg-ers. Income tax refunds were $626 in 1994.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference is the following information included in the Proxy Statement relating to the Registrant's Annual Meeting of Shareholders to be held on April 25, 1995 (the "Proxy Statement"), filed by the Registrant with the Securities and Exchange Commission: with respect to the directors of the Registrant, the section captioned "Election of Directors (Matter No. 1); General." Information regarding executive offices of the Registrant is presented in Part I, Item 4A of this Form 10-K.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

     A.1. Financial Statements (included under Item 8)

          (a) Meridian Bancorp, Inc. and Subsidiaries

               -    Independent Auditors' Report
               -    Consolidated Balance Sheets
               -    Consolidated Statements of Income
               -    Consolidated Statements of Changes in Shareholders' Equity
               -    Consolidated Statements of Cash Flows
               -    Notes to Consolidated Financial Statements

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

     3.   Exhibits (numbered as in Item 601 of Regulation S-K)

           (3.1) Articles of Incorporation of Meridian Bancorp, Inc., as amended (included herein).

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

          (10.13) Meridian Bancorp, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10.15 of the Annual Report on Form 10-K of the Registrant for the year ended December 31, 1991.*

          (10.14) Meridian Bancorp, Inc. Executive Intermediate Performance Plan adopted January 1, 1990, incorporated herein by reference to Exhibit 10.23 of the Annual Report on Form 10-K of the Registrant for the year ended December 31, 1990.*

          (10.15) Rights Agreement dated as of July 25, 1989 between Meridian Bancorp, Inc. and Meridian Trust Company, as Rights Agent, incorporated herein by reference to Exhibit 1 of the Registration Statement on Form 8-A of the Registrant, filed on August 14, 1989.

          (10.16) Amendment to Rights Agreement, dated as of June 28, 1994, between Meridian Bancorp, Inc. and Meridian Trust Company, as Rights Agent, incorporated herein by reference to Exhibit
                    2.2 of Amendment No. 1, filed July 25, 1994, to the Registration Statement on Form 8-A of the Registrant, filed August 14, 1989.

             (11) Statement regarding Computation of Per Share Earnings (included herein).

             (12)   Statement regarding Computation of Ratios (not applicable).

             (18) Letter regarding Change in Accounting Principles (not applicable).

             (21)   List of Subsidiaries of the Registrant (included herein).

             (22) Published Report Regarding Matters Submitted to a Vote of Security Holders (none).

             (23)   Consent of KPMG Peat Marwick LLP (included herein).

             (24)   Power of Attorney (none).

             (27) Financial Data Schedules (included herein).

             (28) Information from reports furnished to state insurance regulatory authorities (not applicable).

             (99)   Additional Exhibits (none).

________________________
*Denotes compensatory plan or arrangement.

     B.1  Reports on Form 8-K.

          On November 30, 1994, Meridian filed a Current Report on Form 8-K dated November 4, 1994 with the Commission, reporting information under Items 5 and 7. The Form 8-K did not contain any financial statements.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MERIDIAN BANCORP, INC.
                                 (Registrant)

                                 /s/ Samuel A. McCullough
                                 ----------------------------------
                                 Samuel A. McCullough, Chairman and
                                 Chief Executive Officer

Date:  March 28, 1995

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                Title                         Date
         ---------                -----                         ----

/s/ Samuel A. McCullough       Chairman, Chief               March 28, 1995
-----------------------------  Executive Officer
Samuel A. McCullough           and Director
                               (Principal Executive
                               Officer)


/s/ David E. Sparks            Vice Chairman,                March 28, 1995
-----------------------------  Chief Financial
David E. Sparks                Officer and Director
                               (Principal
                               Financial Officer)


/s/ Michael J. Mizak, Jr.      Senior Vice                   March 28, 1995
-----------------------------  President and
Michael J. Mizak, Jr.          Controller
                               (Principal
                               Accounting Officer)


/s/ DeLight E. Breidegam, Jr.  Director                      March 28, 1995
-----------------------------
DeLight E. Breidegam, Jr.

/s/ Thomas F. Burke, Jr.       Director                      March 28, 1995
-----------------------------
Thomas F. Burke, Jr.

                               Director                      March 28, 1995
-----------------------------
Robert W. Cardy

/s/ Harry Corless              Director                      March 28, 1995
-----------------------------
Harry Corless

/s/ William D. Davis            Director                   March 28, 1995
----------------------------
William D. Davis

/s/ Julius W. Erving            Director                   March 28, 1995
----------------------------
Julius W. Erving

/s/ Fred D. Hafer               Director                   March 28, 1995
----------------------------
Fred D. Hafer

/s/ Joseph H. Jones             Director                   March 28, 1995
----------------------------
Joseph H. Jones

/s/ Lawrence C. Karlson         Director                   March 28, 1995
----------------------------
Lawrence C. Karlson

/s/ Ezekiel S. Ketchum          Director                   March 28, 1995
----------------------------
Ezekiel S. Ketchum

/s/ Sidney D. Kline, Jr.        Director                   March 28, 1995
----------------------------
Sidney D. Kline, Jr.

/s/ George W. Leighow           Director                   March 28, 1995
----------------------------
George W. Leighow

/s/ Joseph F. Paquette, Jr.     Director                   March 28, 1995
----------------------------
Joseph F. Paquette, Jr.

/s/ Daniel H. Polett            Director                   March 28, 1995
----------------------------
Daniel H. Polett

/s/ Lawrence R. Pugh            Director                   March 28, 1995
----------------------------
Lawrence R. Pugh

                                Director                   March 28, 1995
----------------------------
Paul R. Roedel

/s/ Wilmer R. Schultz           Director                   March 28, 1995
----------------------------
Wilmer R. Schultz

                                Director                   March 28, 1995
----------------------------
Robert B. Seidel

                                Director                   March 28, 1995
----------------------------
Judith M. von Seldeneck

/s/ George Strawbridge, Jr.     Director                   March 28, 1995
----------------------------
George Strawbridge, Jr.

/s/ Anita A. Summers            Director                   March 28, 1995
----------------------------
Anita A. Summers

/s/ Earle A. Wootton            Director                   March 28, 1995
----------------------------
Earle A. Wootton

                                 EXHIBIT INDEX

                                                           Page Number
                                                          Sequentially
                                                            Numbered
Number       Description                                    Original
------       -----------                                  ------------

 (3.1)       Articles of Incorporation of Meridian
             Bancorp, Inc., as amended (included
             herein).

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

(10.15)      Rights Agreement dated as of July 25,
             1989 between Meridian Bancorp, Inc. and
             Meridian Trust Company, as Rights Agent, incorporated herein by reference to Exhibit 1 of the Registration Statement on Form 8-A of the Registrant, filed on August 14, 1989.

(10.16) Amendment to Rights Agreement, dated as of June 28, 1994, between Meridian Bancorp, Inc.
             and Meridian Trust Company, as Rights Agent, incorporated herein by reference to
             Exhibit 2.2 of Amendment No. 1, filed
             July 25, 1994, to the Registration Statement on Form 8-A of the Registrant, filed
             August 14, 1989.

   (11)      Statement regarding Computation of Per
             Share Earnings (included herein).

   (12)      Statement regarding Computation of
             Ratios (not applicable).

   (18)      Letter regarding Change in Accounting
             Principles (not applicable).

   (21)      List of Subsidiaries of the Registrant
             (included herein).

   (22)      Published Report Regarding Matters
             Submitted to a Vote of Security Holders

             (none).

   (23) Consent of KPMG Peat Marwick LLP (included herein).

   (24)      Power of Attorney (none).

   (27)      Financial Data Schedules (included herein).

   (28)      Information from reports furnished to
             state insurance regulatory authorities
             (not applicable).

   (99)      Additional Exhibits (none).