Form 10-Q
period 1995-03-31
MERIDIAN BANCORP INC
filed 1995-05-15
CIK 723916

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549


                            FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1995 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.


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

        Number of Shares Outstanding as of March 31, 1995

     COMMON STOCK ($5 Par Value)             57,805,658
          (Title of Class)              (Outstanding Shares)

                     MERIDIAN BANCORP, INC.

                            FORM 10-Q

              For the Quarter Ended March 31, 1995


                            Contents


PART I - FINANCIAL INFORMATION                         Page No.

Item 1.   Financial Statements

          Consolidated Balance Sheets as of
               March 31, 1995 and
               March 31 and December 31,
               1994
          Consolidated Statements of Income for
               the Three-Month Periods Ended
               March 31, 1995 and 1994
          Consolidated Statements of Cash Flows
               for the Three-Month Periods Ended
               March 31, 1995 and 1994
          Consolidated Statements of Changes in
               Shareholders' Equity for the
               Three-Month Periods Ended March 31,
               1995 and 1994
          Notes to Consolidated Financial Statements

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

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

                             PART I

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF EARNINGS AND
          FINANCIAL POSITION.
          (Dollars in Thousands, Except Per Share Data)

                                                                      First        Fourth        Third        Second       First
                                                                     Quarter       Quarter      Quarter      Quarter      Quarter
                                                                      1995          1994          1994         1994         1994
                                                                  ------------- ------------- ------------ ------------ ------------
          RESULTS OF OPERATIONS
          Interest Income........................................     $273,735      $264,121     $257,210     $241,724     $221,985
          Interest Expense.......................................      123,258       110,888      100,799       85,880       75,057

          Net Interest Income....................................      150,477       153,233      156,411      155,844      146,928
          Provision for Possible Loan Losses.....................        8,021         6,069        6,493        6,699        8,825

          Net Interest Income After Provision for
             Possible Loan Losses................................      142,456       147,164      149,918      149,145      138,103
          Non-Interest Income....................................       57,757        57,453       57,302       55,334       57,937
          Non-Interest Expenses..................................      140,404       144,102      153,686      145,012      136,868

          Income Before Income Taxes and Cumulative Effect
             of Change in Accounting Principle...................       59,809        60,515       53,534       59,467       59,172
          Provision  For Income Taxes............................       18,574        16,370       16,914       18,683       18,633

          Income Before Cumulative Effect of Change in
             Accounting Principle................................       41,235        44,145       36,620       40,784       40,539
          Cumulative After-Tax Effect on Prior Years of Change
             In Accounting Principle.............................            -             -            -            -       (2,730)
          Net Income ............................................      $41,235       $44,145      $36,620      $40,784      $37,809

          Net Interest Margin (Taxable Equivalent Basis).........         4.58%         4.60%        4.65%        4.85%        4.82%
          Return on Average Assets...............................         1.13%         1.18%        0.97%        1.13%        1.10%
          Return on Average Common Shareholders' Equity..........        13.90%        14.33%       11.95%       13.74%       13.00%
          Fully Diluted Earnings Per Share
             Income Before Cumulative Effect of Change in
                Accounting Principle.............................        $0.73         $0.77        $0.63        $0.70        $0.70
             Cumulative After-Tax Effect on Prior Years of
             Change in Accounting Principle......................            -             -            -            -       ($0.05)
             Net Income .........................................        $0.73         $0.77        $0.63        $0.70        $0.65
          Dividends Per Common Share.............................        $0.34         $0.34        $0.34        $0.34        $0.32
          Ratio of Dividends to Net Income.......................           46%           44%          54%          48%          49%

          FINANCIAL CONDITION

          Average Balances
          Securities.............................................   $3,233,603    $3,398,587   $3,476,349   $3,183,606   $3,011,703
          Loans..................................................    9,775,050     9,545,556    9,499,372    9,345,021    9,023,564
          Assets.................................................   14,822,105    14,826,353   14,996,590   14,450,335   13,923,401
          Deposits...............................................   11,097,803    11,230,079   11,380,801   11,170,222   11,118,299
          Total Shareholders' Equity.............................    1,203,192     1,222,293    1,215,464    1,190,994    1,179,449
          Primary Shares Outstanding.............................   56,452,905    57,535,268   58,301,343   58,170,280   58,187,526
          Fully Diluted Shares Outstanding.......................   56,562,364    57,535,268   58,301,343   58,170,280   58,195,971
          Total Shareholders' Equity to Assets...................         8.12%         8.24%        8.10%        8.24%        8.47%


          At Quarter-End
          Securities.............................................   $3,231,392    $3,307,413   $3,475,980   $3,349,579   $3,079,020
          Loans..................................................    9,906,538     9,763,523    9,444,630    9,520,497    9,173,551
          Assets.................................................   14,996,342    15,052,647   14,782,400   15,184,724   14,038,474
          Deposits...............................................   11,137,466    11,379,567   11,310,179   11,666,783   11,151,964
          Total Shareholders' Equity.............................    1,222,835     1,215,085    1,231,596    1,214,604    1,193,395
          Book Value Per Common Share............................        21.90         21.50        21.31        21.01        20.70
          Common Shares Outstanding..............................   55,826,807    56,506,642   57,803,902   57,802,722   57,640,315
          Total Shareholders' Equity to Assets...................         8.15%         8.07%        8.33%        8.00%        8.50%
          Risk-Based Capital Ratio...............................        12.80%        12.73%       13.07%       13.30%       13.81%
          Allowance for Possible Loan Losses.....................      168,426       169,402      173,503      172,343      173,021
          Allowance for Possible Loan Losses to Loans............         1.70%         1.74%        1.84%        1.81%        1.89%
          Allowance for Possible Loan Losses to
             Non-Performing Loans................................          158%          176%         168%         151%         128%
          Non-Performing Assets as a Percentage of
             Total Period-End Loans and
             Assets Acquired in Foreclosure......................         1.33%         1.24%        1.35%        1.50%        1.88%
          Non-Performing Assets and Loans Past Due 90 or
             more Days as to Interest or Principal as a
             Percentage  of Loans and Assets Acquired
             in Foreclosures.....................................         1.57%         1.47%        1.56%        1.87%        2.18%

                   MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF EARNINGS AND FINANCIAL POSITION

FINANCIAL HIGHLIGHTS

     Meridian Bancorp, Inc. (Meridian) reported net income of $41.2 million in the first quarter of 1995 compared to $37.8 million in the first quarter of 1994, an increase of 9%. On a fully-diluted per share basis, net income was $.73 in the first quarter of 1995 compared to $.65 in the first quarter of last year, a 12% increase.

     The returns on average assets and on average common shareholders' equity for the quarter ended March 31, 1995 were 1.13% and 13.90%, respectively, compared to 1.10% and 13.00%, respectively, for the same quarter of last year.

     Net income in the first quarter of 1994 was reduced by $2.7 million or $.05 per share because of an accounting change.
Income before this change in the first quarter of last year was $40.5 million or $.70 per fully diluted share.

     Net interest income was $150.5 million in the first quarter of 1995 compared to $146.9 million in the first quarter of 1994. On a taxable-equivalent basis, net interest income was $154.6 million compared to $151.4 million in the first quarter of 1994. The net interest margin was 4.58% in the first quarter of this year compared to 4.82% a year ago and 4.60% in the fourth quarter of 1994. The decline in the net interest margin resulted from asset and liability repricing in the current interest rate environment.

     The provision for possible loan losses was $8.0 million in the first quarter of 1995, compared to $8.8 million in the first quarter of 1994 and $6.1 million in the fourth quarter of 1994. The increase over the fourth quarter provision reflects the recent growth in loans.

     Non-performing loans were $106.5 million or 1.07% of loans at March 31, 1995 compared to $96.2 million or .98% at December 31, 1994 and $135.3 million or 1.47% a year ago. The increase from year-end 1994 resulted primarily from the addition of one significant non-performing loan during 1995. The ratio of the allowance for possible loan losses to non-performing loans was 158% at March 31, 1995 compared to 176% at December 31, 1994 and 128% a year ago.

     Total non-performing assets were $131.7 million at March 31, 1995, or 1.33% of loans and assets acquired in foreclosures, compared to $121.7 million or 1.24% at December 31, 1994 and $173.5 million or 1.88% at March 31, 1994.

     Net loans charged-off in the first quarter of 1995 were $9.0 million compared to $7.8 million in the fourth quarter of 1994 and $10.9 million in the comparable period a year ago. The allowance for possible loan losses was 1.70% of total loans at March 31, 1995 compared to 1.74% at December 31, 1994 and 1.89% a year ago.

     Non-interest income was $57.8 million in the first quarter of 1995, almost unchanged from $57.9 million in the first quarter of last year. Trust revenues increased by $4.9 million, mostly as a result of the acquisition of McGlinn Capital Management in mid-1994. Mortgage revenues declined by $5.0 million, reflecting lower origination and servicing volumes due to rising interest rates and the reduction in scope of Meridian's mortgage banking activities.

     Meridian's expense control efforts have slowed the growth in operating expenses, which increased by $3.5 million or 3% between the first quarters of 1995 and 1994. Without the impact of three acquisitions during the past year, expenses would have declined during the first quarter of 1995 compared to the same period of last year.

     Net income in 1994 was affected by the cumulative effect on prior years of a change in accounting principle. In the first quarter of 1994, Meridian adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". This statement establishes standards for employers who provide benefits to former employees after employment but before retirement. Such benefits include, among other things, severance, disability, and workers' compensation benefits. The implementation of these new accounting rules resulted in a charge of $4.2 million ($2.7 million after-tax, or $.05 per share) in the first quarter of 1994.

     Total assets at March 31, 1995 were $15.0 billion compared to $14.0 billion at March 31, 1994. Total loans were $9.9 billion compared to $9.2 billion a year ago, an 8% increase. Total deposits were $11.1 billion, almost unchanged from the balance of a year ago. Meridian continues to fund a significant portion of its assets with deposits acquired in its local marketplace.

     Shareholders' equity was $1.22 billion or 8.15% of total assets at March 31, 1995 compared to $1.19 billion or 8.50% a year ago. Equity was impacted by the purchase of 2.0 million shares of Meridian's common stock over the past twelve months by the trustee of Meridian's employee stock ownership plan. The ratio of tangible shareholders' equity to assets, which excludes $130.9 million of intangible assets in 1995 and $86.5 million in 1994, was 7.35% at March 31, 1995 compared to 7.95% at March 31, 1994. Meridian's risk-based capital ratio was 12.80% at March 31, 1995, in excess of the 10% regulatory requirement for well capitalized institutions. This ratio was 12.73% at December 31, 1994 and 13.81% at March 31, 1994. Book value per common share was $21.90 at March 31, 1995 compared to $20.70 at March 31, 1994, an increase of 6%. Book value per common share at December 31, 1994 was $21.50.


NET INTEREST INCOME AND RELATED ASSETS AND LIABILITIES (INCLUDING
DERIVATIVES)

     Net interest income was $150.5 million in the first quarter of 1995 compared to $146.9 million in the same quarter of 1994. Net interest income on a taxable-equivalent basis was $154.6 million in the first quarter of this year compared to $151.4 million in the same period of last year.

     The level of net interest income results from the interaction between the volume and mix of interest-earning assets and the related funding sources, and the net interest margin. Over the past year, the positive impact on net interest income of earning asset growth of 8% was offset by a 24 basis point decline in the net interest margin as a result of asset and liability repricing in the current interest rate environment. The net interest margin was 4.58% in the first quarter of 1995 compared to 4.82% in the same period of last year.

     Average interest-earning assets increased to $13.6 billion in the first quarter of 1995 from $12.7 billion in the same period of last year, an increase of 8%. Average loans outstanding increased by 8% between the two periods, with increases reflected in each of the major loan categories. Average investment securities and investment securities available for sale increased by 7%. Average deposits were $11.1 billion in the first quarter of 1995, almost unchanged from the same period of last year. Average short-term borrowings increased to $1.9 billion in the first quarter of 1995 from $864 million in the same period of last year.

     Table 1 presents net interest income, yields and rates on a taxable-equivalent basis, and average balances for the first quarters of 1995 and 1994, and the fourth quarter of 1994.

     The level and volatility of interest rates can have a significant impact on Meridian's profitability. The objective of interest rate risk management is to identify and manage the sensitivity of net interest income to changing interest rates and other market factors in order to achieve overall financial goals. Based on economic conditions, on and off-balance sheet positions, asset quality and various other considerations, management establishes tolerance ranges for interest rate sensitivity and manages within these ranges.

     Meridian uses several tools to measure interest rate risk. Income simulation modeling, the primary risk measurement tool, is used to project net interest income in different interest rate environments. Simulation modeling considers not only the impact of changing interest rates but also other potential causes of variability, such as earning-asset volume and mix, yield curve relationships, loan spreads, customer preferences and general market conditions. Meridian also monitors the sensitivity of the market value of assets, liabilities and off-balance sheet positions to changing interest rates. An interest rate sensitivity or gap analysis is used to supplement simulation modeling.

     Meridian uses off-balance sheet derivative products for interest rate risk management and in the securities unit (broker-dealer activities). Table 2 provides information on derivative positions at March 31, 1995.

     Meridian's core banking businesses generate a mix of loans and deposits that tends to create an asset sensitive interest rate risk profile, primarily because retail core deposits do not reprice as quickly as loans. An asset sensitive position generally indicates that net interest income would increase in periods of rising interest rates and decrease in periods of declining interest rates. Meridian manages this tendency towards asset sensitivity through its securities and purchased funding portfolios and by the use of off-balance sheet derivative products. At March 31, 1995, Meridian's interest sensitivity indicated a moderate liability sensitive position through the one-year time period.

     Meridian utilizes a variety of derivative instruments in managing interest rate risk, including interest rate swaps, options, forwards, caps and floors. These instruments provide an efficient means to achieve risk management goals, while supporting liquidity and capital management objectives.

     Interest rate swaps account for approximately 70% of the derivative products used for interest rate risk management purposes. Interest rate swaps involve the exchange of fixed and variable interest payments based on an underlying notional amount. Meridian will generally receive a fixed rate and pay a variable rate in order to reduce the asset sensitive position associated with its core banking businesses. Meridian uses interest rate swaps primarily to alter the repricing characteristics of its retail core deposits, including time deposits, interest-bearing checking accounts, and savings and money market deposits.

     The notional amount of interest rate swaps totaled $2.6 billion at March 31, 1995 compared to $2.9 billion at March 31, 1994 and $2.9 billion at December 31, 1994. Because of the nature of risk being managed, the impact on net interest income of swaps for which Meridian receives a fixed and pays a variable interest rate will be positive during periods of declining rates and negative in periods of rising rates. Consistent with this profile, the impact of interest-rate swaps was to increase interest expense on deposits by $8.0 million in the rising rate environment of the first quarter of 1995 compared to a reduction of $8.1 million in interest expense in the first quarter of 1994.

     Derivative products, as with all financial instruments, contain elements of risk. A derivative product is subject to market risk in that the value of a contract will increase or decrease as a result of movements in market interest rates. Meridian continually monitors the sensitivity of its derivative contracts to changing interest rates. Unrealized gains and losses are calculated based on the replacement costs of the contracts. The decline in the market value of Meridian's interest rate contracts over the past twelve months is consistent with the rising interest rate environment over that time period.

     Unrealized gains and losses on derivative positions should be viewed in the context of the overall balance sheet. An unrealized loss on a derivative product used for interest rate risk management purposes is generally offset or mitigated by an unrealized gain on the asset or liability to which the derivative contract is assigned. Meridian, as part of its asset and liability management process, continually monitors the impact of interest rate movements on the market value of not only its derivative positions, but also all other on and off-balance sheet positions. In a rising rate environment, fixed rate loan, investment and off-balance sheet positions will decline in market value, while core deposits and longer term borrowings will appreciate in value.

     The securities unit uses various off-balance sheet derivative products for sale to customers and to manage the market risks associated with the broker-dealer business. The securities unit acts as remarketing agent on tender option bonds totaling $243 million at March 31, 1995 compared to $372 million at March 31, 1994. The premium paid for Treasury float contracts, which is included on the balance sheet in other assets, was $1.5 million at March 31, 1995 and represents the maximum exposure to Meridian from such contracts.

     The objective of liquidity management is to ensure that sufficient funding is available, at reasonable cost, to meet the ongoing and potential cash needs of Meridian and to take advantage of income producing opportunities as they arise. While the desired level of liquidity may vary depending upon a variety of factors, it is a primary goal of Meridian to maintain a high level of liquidity in all economic environments. Management considers Meridian's liquidity position at the end of the first quarter of 1995 to be sufficient to meet its foreseeable cash flow requirements.

     Loans. The lending function is Meridian's principal business activity and it is Meridian's continuing policy to serve the credit needs of its customer base. Loans were $9.9 billion at March 31, 1995 compared to $9.2 billion at March 31, 1994, an 8% increase. Commercial loans increased by $508.1 million, or 9%. Residential mortgage loans increased by $225.3 million or 22%. Consumer loans, mostly home equity loans and other types of personal loans, were $2.6 billion at March 31, 1995, almost unchanged from the balance of a year ago. Excluding the sale of $223 million of student loans in the third quarter of 1994, consumer loans increased by 9% over the twelve month period.

     Table 4 presents a summary of period-end loan balances.

     Investment Securities and Investment Securities Available for Sale. The second largest use of funds for Meridian is the portfolio of investment securities and investment securities available for sale. The balance in the combined portfolio was $3.2 billion at March 31, 1995, compared to $3.1 billion a year ago, an increase of 5%.

     Table 5 presents a summary of the amortized cost, approximate fair value, and gross unrealized gains and losses for the portfolio at March 31, 1995 and 1994, and December 31, 1994. Changes in long-term interest rates over the past year, with rates rising through much of 1994 and then declining in the first quarter of 1995, had a significant impact on the approximate fair value of the combined portfolios, as reflected in this table.

     Deposits. Meridian's deposits, the largest source of funds, amounted to $11.1 billion at March 31,1995, almost unchanged from the balance of a year ago. During the second quarter of 1994, Meridian assumed approximately $487 million of deposits of Security Federal Savings Bank from the Resolution Trust Corporation. These additional deposits offset runoff from prior years' acquisitions and the loss of escrow balances related to mortgage servicing rights sold in mid-1994.

     Table 6 presents a summary of period-end deposit balances.

PROVISION FOR POSSIBLE LOAN LOSSES AND RELATED CREDIT QUALITY

     The provision for possible loan losses was $8.0 million in the first quarter of 1995, compared to $8.8 million in the first quarter of 1994 and $6.1 million in the fourth quarter of 1994. The increase over the fourth quarter provision reflects the recent growth in loans. The balance in the allowance for possible loan losses was $168.4 million or 1.70% of total loans at March 31, 1995, compared to $169.4 million or 1.74% at December 31, 1994 and $173.0 million or 1.89% at March 31, 1994.

     Net charge-offs were $9.0 million, or .37% of average loans in the first quarter of 1995 compared to $10.9 million or .49% of average loans in the first quarter of 1994. Recoveries were $2.9 million in the first quarter of 1995 compared to $2.3 million in the same period of last year.

     Determining the level of the allowance for possible loan losses at any given date is difficult, particularly in a continually changing economy. Management must make estimates, using assumptions and information which are often subjective and changing. Management continues to review Meridian's loan portfolio in light of a changing economy and possible future changes in the banking and regulatory environment. In management's opinion, the allowance for possible loan losses is adequate at March 31, 1995.

     Table 7 presents an analysis of the activity in the allowance for possible loan losses. Table 8 presents a summary of various indicators of credit quality.

     Non-performing assets are comprised of non-accrual loans, loans categorized as troubled debt restructurings, and assets acquired in foreclosures. Non-performing assets do not include loans past due 90 days or more as to interest or principal which are well secured and in the process of collection, the majority of which represent residential mortgage loans.

     Non-performing assets totaled $131.7 million at March 31, 1995 compared to $121.7 million at December 31, 1994 and $173.5 million a year ago. The increase from year-end 1994 resulted primarily from the addition of one significant non-performing loan during 1995.

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

     Residential mortgages which are 180 days or more delinquent are placed on nonaccrual status when total principal, interest, and escrow owed exceeds 80% of the property's appraised value. Properties are reappraised when foreclosure proceedings are initiated. Consumer loans are charged-off when deemed uncollectible, which is generally at a time no later than 180 days past due.

     Meridian's non-accrual loans, which totaled $105.3 million at March 31, 1995, included only two loans with balances in excess of $2.5 million, one of which was added in 1995. These two loans aggregated $32.9 million or 31% of total non-accrual loans at the end of the first quarter of 1995.

     A loan is categorized as a troubled debt restructuring if the original interest rate on the loan, repayment terms, or both, were restructured on a below market basis due to a deterioration in the financial condition of the borrower.

     Assets acquired in foreclosures (except consumer related), which totaled $25.3 million at the end of the first quarter of 1995, included only one property with a balance in excess of $2.5 million. This property had a balance of $6.4 million or 25% of assets acquired in foreclosures.

     Reference should be made to Table 4 for a summary of the period-end balances in the loan portfolio. Except for a reclassification of certain balances within consumer loans, there has not been a significant change in the percentage of each category to total loans from a year ago.

     In addition, reference should be made to Table 9 for a breakdown of commercial loans by major industry and to Table 10 for a breakdown of commercial real estate loans by category. As can be seen in these tables, Meridian's portfolio of commercial loans and commercial real estate loans covers a wide range of borrowers. This diversification generally characterizes the economy of Meridian's primary market area. Of Meridian's commercial real estate loans, almost all, or 97%, are to borrowers for property in Pennsylvania, Delaware, and New Jersey, of which Pennsylvania has 80%, or the largest single share.

     Loan concentrations are considered to exist when a multiple number of borrowers are engaged in similar activities and have similar economic characteristics which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. At March 31, 1995, Meridian's commercial loans and commitments did not have any industry concentration or other known concentration that exceeded 10% of total loans and commitments. Meridian has no foreign loan exposure.

     Potential problem loans consist of loans which are included in performing loans at March 31, 1995 but for which potential credit problems of the borrowers have caused management to have concerns as to the ability of such borrowers to comply with present repayment terms. At March 31, 1995, such potential problem loans, not included in Table 8, aggregated approximately $35 million compared to $43 million at December 31, 1994. Depending on the state of the economy and the impact thereof on Meridian's borrowers, as well as other future events, these loans and others not currently so identified could be classified as non-performing assets in the future.

     Meridian continues to service approximately $685 million of residential mortgage loans on which there is potential credit loss. This servicing was either originated by Meridian or purchased with recourse from other financial institutions. These institutions have since experienced financial difficulties, including bankruptcies. As of March 31, 1995, reserves of $9.7 million have been established in recognition of potential losses related to the recourse servicing portfolio.

NON-INTEREST INCOME

     Non-interest income was $57.8 million in the first quarter of 1995, almost unchanged from $57.9 million in the first quarter of last year.

     Trust revenues were $15.7 million in the first quarter of 1995, an increase of 45% from the first quarter of 1994. Contributing to the higher level of revenues was the acquisition of McGlinn Capital Management, Inc. in July 1994, and increases in personal trust, employee benefit and investment advisory fees.

     Mortgage revenues declined by $5.0 million, or 63%, between the two quarters, reflecting lower origination and servicing volumes due to rising interest rates and the reduction in scope of Meridian's mortgage banking activities.

     Broker-dealer and investment banking revenues totaled $12.5 million in the first quarter of 1995 compared to $15.3 million in the same period a year ago, a decrease of 18%. The decrease in revenues reflects the impact of financial market conditions and the current interest rate environment, which resulted in reduced profitability on trading volumes and calls of underlying bonds on which tender option bond fees were being earned.

     Service charges on deposits and fees for other customer services increased by $1.8 million, or 8%, for the three months ended March 31, 1995 compared to the same period of last year. Increases in certain fees for deposit products, as well as additional deposit accounts because of bank acquisitions over the past year, contributed to the higher level of service charges.

     Net securities losses were $413 thousand in the first quarter of 1995 compared to gains of $690 thousand in the same period of last year. The amount in 1995 was comprised of losses of $440 thousand and gains of $27 thousand. The gains and losses in both years resulted mainly from sales of investments classified as available for sale and calls of investments.

NON-INTEREST EXPENSES

     Non-interest expenses for the first quarter of 1995 were $140.4 million compared to $136.9 million for the same quarter of 1994, an increase of 3%. Without the impact of three acquisitions during the past year, expenses would have declined during the first quarter of 1995 compared to the same period of last year.

     Salaries and employee benefits totaled $76.4 million in the first quarter of 1995 compared to $75.2 million in the first quarter of 1994, an increase of 2%. A decline in commissions and other incentive-related compensation in the securities unit and the impact of a decline in staff levels in the mortgage banking function offset the effect of increases in staff in the banking and securities units because of acquisitions over the past year. Full-time equivalent staff levels were 6,789 at March 31, 1995 compared to 6,970 a year ago.

     Net occupancy and equipment expense was $20.5 million in the first quarter of 1995 compared to $21.8 million in the same period last year, a decrease of 6%. Snow removal cost was $1.2 million in first quarter of 1994 and was minimal in 1995.

     Other operating expenses were $43.5 million in the first quarter of 1995 compared to $39.9 million in the first quarter of 1994. Contributing to the increase were operating expenses related to recent acquisitions, including the amortization of intangible assets.

PROVISION FOR INCOME TAXES

     The provision for income taxes was $18.6 million in the first quarter of 1995, unchanged from the amount in the same quarter of last year.

     The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 31% in the first quarter of 1995, unchanged from the same quarter of 1994. The rate for the entire year of 1994 was 30%. The tax rate for both periods was less than the federal statutory rate of 35% primarily because of tax-exempt investment and loan income.

CAPITAL RESOURCES

     Total shareholders' equity at March 31, 1995 was $1.22 billion compared to $1.19 billion at March 31, 1994, an increase of 2%. Total shareholders' equity was $1.22 billion at December 31, 1994. The ratio of total shareholders' equity to total assets was 8.15% at March 31, 1995 compared to 8.50% one year ago and 8.07% at December 31, 1994. The ratio of tangible shareholders' equity to assets, which excludes $130.9 million of intangible assets in 1995 and $86.5 million in 1994, was 7.35% at March 31, 1995 compared to 7.95% a year ago and 7.23% at December 31, 1994. The increase in intangible assets over the past year resulted from the assumption of deposits of the former Security Savings Bank and the acquisition of McGlinn Capital Management, Inc.

          Meridian's capital adequacy at March 31, 1995 can be determined by analyzing the capital ratios presented in Table 11. Meridian's consolidated ratios at March 31, 1995 exceeded all regulatory requirements. The risk-based capital ratio was 12.80% at March 31, 1995 compared to 13.81% a year ago and 12.73% at December 31, 1994. The risk-based capital ratios of each of Meridian's commercial banks also exceeded regulatory requirements at March 31, 1995, as shown in the table.

     Federal Reserve Board guidelines define a well capitalized institution as having a Tier 1 capital ratio of 6% or more, a total risk-based capital ratio of 10% or more, and a leverage ratio of 5% or more. Meridian's consolidated ratios at March 31, 1995 exceeded these guidelines, as did the ratios of each of Meridian's commercial banks.

INDUSTRY SEGMENTS

     Table 12 presents a summary of the operating results of Meridian's two reportable industry segments.

     Banking. The banking unit provides a full range of retail and corporate banking, and trust and asset management services to customers in central and eastern Pennsylvania, as well as Delaware and southern New Jersey.

     Banking unit net income was $40.2 million in the first quarter of 1995 compared to $35.5 million for the same period of last year, an increase of 13%. Net income in the first quarter of 1994 was reduced by $2.7 million because of the accounting change previously described. Income before this change in the first quarter of last year was $38.2 million.

     Net interest income increased by $3.1 million or 2% between the two periods as the positive impact of an increase in average loans outstanding more than offset the narrowing spreads between the yield on interest-earning assets and the cost of interest-bearing liabilities. The provision for possible loan losses declined by $804 thousand between the two quarters. Non-interest income increased by $2.4 million, or 6%, as increases in trust revenues and other fee-related revenues more than offset a decline in mortgage servicing and origination revenues. Non-interest expenses increased by $3.7 million, or 3%, reflecting the impact of acquisitions over the past year.

     Securities (Broker-Dealer Activities). The securities unit underwrites, brokers and distributes securities to municipalities, and institutional and individual investors. In addition, the unit buys, sells and securitizes mortgage loans and brokers loan servicing portfolios. The area also provides investment banking services by acting as financial advisors in facilitating municipal and corporate transactions in the capital markets.

     The securities unit reported after-tax operating income of $1.0 million in the first quarter of 1995 compared to $2.3 million in the first quarter of 1994. The decline in income resulted primarily from a decrease in revenues of $2.1 million or 13%. Financial market conditions and the current interest rate environment resulted in reduced profitability on trading volumes and calls of underlying bonds on which tender option bond fees were being earned. The decline in revenues more than offset a decline in operating expenses, primarily salaries and incentive-related compensation expense.

TABLE 1: NET INTEREST INCOME, AVERAGE BALANCES AND RATES
(Dollars in Thousands)

                                                                 1995                               1994
                                                    Three Months Ended March 31     Three Months Ended March 31
                                                               Interest  Average                  Interest  Average
                                                      Average   Income/  Yield/          Average   Income/  Yield/
                                                      Balance   Expense   Rate           Balance   Expense   Rate
                                                  ------------ --------- ------     ------------- --------- ------
ASSETS
Interest-Earning Assets
  Short-Term Investments
    Interest-Bearing Deposits in Other Banks.....    $119,082    $1,798   6.12%          $92,179      $769   3.38%
    Federal Funds Sold and Securities Purchased
      Under Agreements to Resell.................      54,231       667   4.99            46,321       381   3.34
      Total Short-Term Investments...............     173,313     2,465   5.77           138,500     1,150   3.37
  Trading Account Securities (1).................     333,777     6,350   7.61           114,103     1,883   6.60
  Investment Securities Available for Sale (1)...     435,112     7,638   7.02           270,466     4,799   7.10
  Investment Securities
    Taxable......................................   2,478,872    35,900   5.81         2,388,959    31,232   5.26
    Non-Taxable (1)..............................     319,619     6,645   8.32           352,278     7,310   8.30
      Total Investment Securities................   2,798,491    42,545   6.10         2,741,237    38,542   5.65
  Loans Held for Sale............................      98,570     2,104   8.54           374,116     6,404   6.85
  Loans
    Commercial (1)...............................   5,966,633   135,630   9.22         5,456,436   100,834   7.49
    Real Estate-Residential......................   1,222,326    25,155   8.23         1,010,350    20,907   8.28
    Consumer.....................................   2,586,091    56,007   8.78         2,556,778    51,979   8.24
      Total Loans (2)............................   9,775,050   216,792   8.98         9,023,564   173,720   7.79
      Total Interest-Earning Assets..............  13,614,313   277,894   8.25        12,661,986   226,498   7.23
Allowance for Possible Loan Losses...............    (172,881)       --     --          (177,419)        -     --
Non-Interest Earning Assets......................   1,380,673        --     --         1,438,834         -     --
      Total Assets, Interest Income.............. $14,822,105  $277,894   7.58%      $13,923,401  $226,498   6.57%

LIABILITIES
Interest-Bearing Liabilities
  Interest-Bearing Deposits
    NOW Accounts.................................  $1,471,503    $7,109   1.96%       $1,447,922    $4,500   1.26%
    Savings Deposits.............................   1,810,738    11,709   2.62         1,897,102     8,762   1.87
    Money Market Deposit Accounts................   2,242,998    19,633   3.55         2,337,787    11,796   2.05
    Short-Term Time Deposits.....................     619,635     6,023   3.94           786,083     6,469   3.34
    Long-Term Time Deposits......................   2,652,263    37,372   5.71         2,472,671    24,770   4.06
    Certificates of Deposits of $100,000 or More.     601,151     8,570   5.78           456,388     5,130   4.56
      Total Interest-Bearing Deposits............   9,398,288    90,416   3.90         9,397,953    61,427   2.65
  Short-Term Borrowings
    Federal Funds Purchased and Securities
      Sold Under Agreements to Repurchase........   1,622,883    22,710   5.68           663,807     4,819   2.94
    Other Short-Term Borrowings..................     234,535     3,544   6.13           200,608     1,653   3.34
      Total Short-Term Borrowings................   1,857,418    26,254   5.73           864,415     6,472   3.04
  Long-Term Debt and Other Borrowings............     368,677     6,588   7.15           420,214     7,158   6.81
      Total Interest-Bearing Liabilities.........  11,624,383   123,258   4.30        10,682,582    75,057   2.85
Non-Interest Sources to Fund
  Interest-Earning Assets
    Non-Interest Bearing Deposits................   1,699,515        --     --         1,720,346        --     --
    Other Liabilities............................     295,015        --     --           341,024        --     --
    Shareholders' Equity.........................   1,203,192        --     --         1,179,449        --     --
      Total Non-Interest Sources to Fund
        Interest-Earning Assets..................   3,197,722        --     --         3,240,819        --     --
      Total Liabilities and Shareholders' Equity,
        Interest Expense......................... $14,822,105   123,258   3.37%      $13,923,401    75,057   2.18%
NET INTEREST INCOME..............................              $154,636                           $151,441
  NET INTEREST SPREAD (3)........................                         3.95%                              4.38%
  EFFECT OF NON-INTEREST BEARING FUNDS...........                         0.63%                              0.44%
  NET INTEREST MARGIN (4)........................                         4.58%                              4.82%

                                                               1994
                                                  Three Months Ended December 31
                                                               Interest  Average
                                                      Average   Income/  Yield/
                                                      Balance   Expense   Rate
                                                  ------------ --------- ------
ASSETS
Interest-Earning Assets
  Short-Term Investments
    Interest-Bearing Deposits in Other Banks.....    $114,383    $1,515   5.25%
    Federal Funds Sold and Securities Purchased
      Under Agreements to Resell.................      62,035       707   4.52
      Total Short-Term Investments...............     176,418     2,222   5.00
  Trading Account Securities (1).................      92,424     1,541   6.67
  Investment Securities Available for Sale (1)...     450,753     7,662   6.80
  Investment Securities
    Taxable......................................   2,615,500    36,220   5.49
    Non-Taxable (1)..............................     332,334     6,942   8.36
      Total Investment Securities................   2,947,834    43,162   5.82
  Loans Held for Sale............................     390,203     7,619   7.81
  Loans
    Commercial (1)...............................   5,781,121   126,881   8.71
    Real Estate-Residential......................   1,185,194    24,734   8.35
    Consumer.....................................   2,579,241    54,534   8.39
      Total Loans (2)............................   9,545,556   206,149   8.58
      Total Interest-Earning Assets..............  13,603,188   268,355   7.84
Allowance for Possible Loan Losses...............    (174,159)       --     --
Non-Interest Earning Assets......................   1,397,324        --     --
      Total Assets, Interest Income.............. $14,826,353  $268,355   7.19%

LIABILITIES
Interest-Bearing Liabilities
  Interest-Bearing Deposits
    NOW Accounts.................................  $1,492,878    $6,445   1.71%
    Savings Deposits.............................   1,889,372    11,575   2.43
    Money Market Deposit Accounts................   2,332,342    17,829   3.03
    Short-Term Time Deposits.....................     660,201     5,810   3.49
    Long-Term Time Deposits......................   2,560,030    32,902   5.10
    Certificates of Deposits of $100,000 or More.     552,864     7,302   5.24
      Total Interest-Bearing Deposits............   9,487,687    81,863   3.42
  Short-Term Borrowings
    Federal Funds Purchased and Securities
      Sold Under Agreements to Repurchase........   1,552,647    19,545   4.99
    Other Short-Term Borrowings..................     201,797     2,937   5.77
      Total Short-Term Borrowings................   1,754,444    22,482   5.08
  Long-Term Debt and Other Borrowings............     373,565     6,543   7.01
      Total Interest-Bearing Liabilities.........  11,615,696   110,888   3.79
Non-Interest Sources to Fund
  Interest-Earning Assets
    Non-Interest Bearing Deposits................   1,742,392        --     --
    Other Liabilities............................     245,972        --     --
    Shareholders' Equity.........................   1,222,293        --     --
      Total Non-Interest Sources to Fund
        Interest-Earning Assets..................   3,210,657        --     --
      Total Liabilities and Shareholders' Equity,
        Interest Expense......................... $14,826,353   110,888   2.97%
NET INTEREST INCOME..............................              $157,467
  NET INTEREST SPREAD (3)........................                         4.05%
  EFFECT OF NON-INTEREST BEARING FUNDS...........                         0.55%
  NET INTEREST MARGIN (4)........................                         4.60%


(1) The indicated interest income and average yields are presented on a taxable-equivalent basis. The taxable-equivalent adjustments included above are $4,159, $4,513, $4,234 for the first quarter of 1995 and 1994 and the fourth quarter of 1994, respectively.
(2) Loan fees have been included in interest income. Average loan balances include non-accrual loans.
(3) Net Interest Spread is the arithmetic difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.
(4) Net Interest Margin is computed by dividing net interest income by average interest-earning assets.


  Table 2:  OFF-BALANCE SHEET DERIVATIVES
            MATURITIES AND OTHER INFORMATION

  March 31, 1995
  (Dollars in Thousands)                                                                                    1999
                                                                                                            and
  Consolidated Notional Amount                              1995         1996        1997       1998       Beyond       Total

    Related to Interest Rate Risk Management............   $820,541   $1,003,836   $766,222   $407,898     $688,836   $3,687,333
    Related to Securities Unit (Broker-Dealer
      Activities).......................................    242,559      106,167    156,622     88,992      843,238    1,437,578

      Consolidated Derivatives.......................... $1,063,100   $1,110,003   $922,844   $496,890   $1,532,074   $5,124,911

  Related to Interest Rate Risk Management

    Interest Rate Swaps
      Fixed Rate Receive
          Notional Amount...............................   $700,000   $1,000,000   $533,500   $300,000            -   $2,533,500
          Weighted Average Fixed Rate Receive...........       5.63%        5.86%      5.61%      5.33%           -         5.68%
          Weighted Average Floating Rate Pay............       6.38%        6.23%      6.27%      6.34%           -         6.29%

      Fixed Rate Pay
          Notional Amount...............................     50,000            -          -          -            -       50,000
          Weighted Average Floating Rate Receive........       9.00%           -          -          -            -         9.00%
          Weighted Average Fixed Rate Pay...............       6.81%           -          -          -            -         6.81%

    Purchased Interest Rate Floors
          Notional Amount...............................          -            -    200,000          -     $425,000      625,000
          Weighted Average Rate.........................          -            -       7.50%         -         6.51%        6.83%

    Interest Rate Collars
          Notional Amount...............................          -            -          -    100,000      100,000      200,000
          Weighted Average Floating Rate Receive........          -            -          -       6.25%        6.00%        6.13%
          Weighted Average Fixed Rate Pay...............          -            -          -       8.12%        8.80%        8.46%

    Notional Amount of Other Contracts
          Interest Rate Caps and Floors for Customers...     17,376        3,836     32,722      7,898      163,836      225,668
          Other.........................................     53,165            -          -          -            -       53,165

  Total Interest Rate Risk Management...................   $820,541   $1,003,836   $766,222   $407,898     $688,836   $3,687,333



  March 31, 1995                                                                     Net
  (Dollars in Thousands)                                                          Unrealized
                                                         Unrealized   Unrealized    Gains
  Consolidated Notional Amount                             Gains        Losses     (Losses)

    Related to Interest Rate Risk Management............    $10,887     ($49,264)  ($38,377)
    Related to Securities Unit (Broker-Dealer
      Activities).......................................     16,601       (3,116)    13,485

      Consolidated Derivatives..........................    $27,488     ($52,380)  ($24,892)

  Related to Interest Rate Risk Management

    Interest Rate Swaps
      Fixed Rate Receive
          Notional Amount...............................     $3,665     ($48,794)  ($45,129)
          Weighted Average Fixed Rate Receive...........
          Weighted Average Floating Rate Pay............

      Fixed Rate Pay
          Notional Amount...............................        436            -        436
          Weighted Average Floating Rate Receive........
          Weighted Average Fixed Rate Pay...............

    Purchased Interest Rate Floors
          Notional Amount...............................      6,786            -      6,786
          Weighted Average Rate.........................

    Interest Rate Collars
          Notional Amount...............................          -         (470)      (470)
          Weighted Average Floating Rate Receive........
          Weighted Average Fixed Rate Pay...............

    Notional Amount of Other Contracts
          Interest Rate Caps and Floors for Customers...          -            -          -
          Other.........................................          -            -          -

  Total Interest Rate Risk Management...................    $10,887     ($49,264)  ($38,377)


  Notes
  1. Maturity information reflects contractual terms based on interest rates in effect at March 31, 1995.
  2. Fixed rate receive swaps convert retail deposits to floating rates.
  3. Fixed rates shown are rates over the life of the swaps; floating rates represent rates in effect at March 31, 1995.
  4. Fixed rate receive swaps contain $224 million of indexed amortizing swaps, where amortization of the notional amount is dependent upon the level of short term interest rates.
  5. Weighted average rates shown for purchased floors are the exercise rates; payments would be received when market rates are below these predetermined exercise rates.
  6. Interest rate collars combine the purchase of a floor with the sale of a cap; payments would be received when market rates are below a predetermined level and payments would be made when market rates are above a predetermined level.
  7. Other contracts include customer caps and floors, forward delivery instruments to manage risks from mortgage operations, and foreign exchange contracts.




  March 31, 1995
  (Dollars in Thousands)                                                                                    1999
                                                                                                            and
  Related to Securities Unit (Broker-Dealer Activities)     1995         1996        1997       1998       Beyond       Total

    Interest Rate Swaps
      Fixed Rate Receive
          Notional Amount...............................          -            -          -          -       $8,000       $8,000
          Weighted Average Fixed Rate Receive...........          -            -          -          -         7.09%        7.09%
          Weighted Average Floating Rate Pay............          -            -          -          -         5.98%        5.98%

    Tender Option Bonds
          Notional Amount...............................    $31,206      $56,655   $108,815     $3,195       43,497      243,368
          Weighted Average Fixed Rate Receive...........       8.08%        7.96%      7.88%      6.75%        8.04%        7.94%
          Weighted Average Floating Rate Pay............       4.61%        4.29%      4.51%      4.75%        5.13%        4.58%

    Treasury Float Contracts............................     50,063       44,065     42,970     82,221      741,614      960,933

    Commitments to Purchase or
      Sell Mortgages and Securities.....................    161,290        5,447      4,837      3,576       50,127      225,277

  Total Securities Unit.................................   $242,559     $106,167   $156,622    $88,992     $843,238   $1,437,578
                                                                                     Net
                                                                                  Unrealized
                                                         Unrealized   Unrealized    Gains
  Related to Securities Unit (Broker-Dealer Activities)    Gains        Losses     (Losses)

    Interest Rate Swaps
      Fixed Rate Receive
          Notional Amount...............................        $16            -        $16
          Weighted Average Fixed Rate Receive...........
          Weighted Average Floating Rate Pay............

    Tender Option Bonds
          Notional Amount...............................      9,148      ($2,205)     6,943
          Weighted Average Fixed Rate Receive...........
          Weighted Average Floating Rate Pay............

    Treasury Float Contracts............................      5,076            -      5,076

    Commitments to Purchase or
      Sell Mortgages and Securities.....................      2,361         (911)     1,450

  Total Securities Unit.................................    $16,601      ($3,116)   $13,485

Notes
  1. Maturity information reflects contractual terms based on interest rates in effect at March 31, 1995.
  2. Fixed rates shown are rates over the life of the swaps;
     floating rates represent rates in effect at March 31, 1995.

    Table 3:          ACTIVITY IN DERIVATIVES RELATED TO INTEREST RATE RISK MANAGEMENT



    NOTIONAL AMOUNTS
    (Dollars in Thousands)

                                      FIXED RATE       FIXED RATE
                                    RECEIVE SWAPS     RECEIVE SWAPS   FIXED RATE   PURCHASED
                                     OUTSTANDING      FORWARD START    PAY SWAPS     FLOORS       COLLARS       TOTAL

    Balance at January 1, 1994....      $2,060,000          $150,000    $100,000            -             -  $2,310,000

    Maturities....................        (550,000)                -     (50,000)           -             -    (600,000)
    Terminations..................        (225,000)                -                        -             -    (225,000)
    New contracts.................         875,000           525,000           -     $500,000             -   1,900,000
    Forwards becoming effective...         625,000          (625,000)          -            -             -           -

    Balance at December 31, 1994..       2,785,000            50,000      50,000      500,000             -   3,385,000

    Maturities.....................        (76,500)                -           -            -             -     (76,500)
    Terminations...................       (275,000)                -           -            -             -    (275,000)
    New contracts..................              -            50,000           -      125,000      $200,000     375,000
    Forwards becoming effective....        100,000          (100,000)          -            -             -           -

    Balance at March 31, 1995......     $2,533,500                 -     $50,000     $625,000      $200,000  $3,408,500

TABLE 4: LOANS
(Dollars in Thousands)

                                                March 31, 1995         March 31, 1994       December 31, 1994
                                                   Amount        %        Amount      %        Amount        %
                                                ------------   -----   ------------ -----   ------------   -----
Commercial Loans
   Real Estate - Commercial Mortgage...........  $1,789,822      18%    $1,635,828    18%    $1,702,816      17%
   Real Estate - Construction..................     224,103       2        309,094     3        278,271       3
   Commercial, Financial and Agricultural......   4,062,706      41      3,623,613    40      3,966,785      41
      Total Commercial Loans...................   6,076,631      61      5,568,535    61      5,947,872      61
Real Estate - Residential......................   1,245,917      13      1,020,592    11      1,217,142      12
Consumer Loans
   Real Estate - Home Equity...................   1,137,878 (1)  12        676,749     7        744,022       8
   Revolving Credit............................     113,595       1         83,360     1        110,049       1
   Other Consumer Loans........................   1,332,517 (2)  13      1,824,315    20      1,744,438 (2)  18
      Total Consumer Loans.....................   2,583,990      26      2,584,424    28      2,598,509      27
         Total Loans, Net of Unearned Discount.  $9,906,538     100%    $9,173,551   100%    $9,763,523     100%


(1)  Includes $347 million of loans transferred from "Other
     Consumer Loans" during the first quarter of 1995.
(2) Balances reflect the sale of $223 million of student loans in the third quarter of 1994.

TABLE 5: INVESTMENT SECURITIES AND INVESTMENT SECURITIES AVAILABLE FOR SALE
(Dollars In Thousands)

  Investment Securities

    A summary of the amortized cost and approximate fair value of investment securities is as follows:

                                                  March 31, 1995           March 31, 1994      December 31, 1994
                                                        Approximate             Approximate             Approximate
                                            Amortized      Fair      Amortized     Fair      Amortized      Fair
                                               Cost        Value       Cost        Value       Cost        Value
                                           ------------ ----------- ----------- ----------- ----------- ------------
United States Government Securities......     $650,436    $634,347    $683,579    $675,812    $667,031     $638,476
Mortgage-Backed Securities
   Collateralized Mortgage Obligations...    1,338,320   1,299,838   1,252,764   1,233,258   1,380,105    1,311,068
   Other ................................      223,726     221,084     273,222     276,330     231,290      222,298
      Total Mortgage-Backed Securities...    1,562,046   1,520,922   1,525,986   1,509,588   1,611,395    1,533,366
State and Municipal Securities...........      327,599     327,899     336,041     339,700     335,401      327,811
Other Securities.........................      220,996     218,278     267,726     266,597     258,592      253,654

      Total Investment Securities........   $2,761,077  $2,701,446  $2,813,332  $2,791,697  $2,872,419   $2,753,307

    A summary of gross unrealized gains and losses on investment securities is as follows:

                                                  March 31, 1995           March 31, 1994      December 31, 1994
                                              Gross        Gross       Gross       Gross       Gross       Gross
                                            Unrealized  Unrealized  Unrealized  Unrealized  Unrealized   Unrealized
                                              Gains       Losses       Gains      Losses       Gains       Losses
                                           ------------ ----------- ----------- ----------- ----------- ------------
United States Government Securities......         $157     $16,246      $2,077      $9,844        $162      $28,717
Mortgage-Backed Securities
   Collateralized Mortgage Obligations...          997      39,479       1,842      21,348          75       69,112
   Other ................................        2,154       4,796       6,194       3,086       1,056       10,048
      Total Mortgage-Backed Securities...        3,151      44,275       8,036      24,434       1,131       79,160
State and Municipal Securities...........        4,302       4,002       6,867       3,208       2,802       10,392
Other Securities.........................           43       2,761       1,321       2,450         128        5,066

      Total Investment Securities........       $7,653     $67,284     $18,301     $39,936      $4,223     $123,335


  Investment Securities Available for Sale

    A summary of the amortized cost and approximate fair value of investment securities available for sale is as follows:

                                                  March 31, 1995           March 31, 1994      December 31, 1994
                                                        Approximate             Approximate             Approximate
                                            Amortized      Fair      Amortized     Fair      Amortized      Fair
                                               Cost        Value       Cost        Value       Cost        Value
                                           ------------ ----------- ----------- ----------- ----------- ------------
United States Government Securities......     $279,946    $277,855    $101,450    $102,446    $282,500     $274,594
Mortgage-Backed Securities
   Collateralized Mortgage Obligations...       60,152      60,519        -           -         25,089       24,260
   Other ................................       94,246      92,511     107,478     107,794      96,501       91,678
      Total Mortgage-Backed Securities...      154,398     153,030     107,478     107,794     121,590      115,938
State and Municipal Securities...........       29,429      30,245      33,367      35,396      32,530       33,362
Other Securities.........................        7,341       9,185      16,442      20,052       9,163       11,100
      Total Investment Securities
        Available for Sale..........          $471,114    $470,315    $258,737    $265,688    $445,783     $434,994

    A summary of gross unrealized gains and losses on investment securities available for sale is as follows:
                                                  March 31, 1995           March 31, 1994      December 31, 1994
                                              Gross        Gross       Gross       Gross       Gross       Gross
                                            Unrealized  Unrealized  Unrealized  Unrealized  Unrealized   Unrealized
                                              Gains       Losses       Gains      Losses       Gains       Losses
                                           ------------ ----------- ----------- ----------- ----------- ------------

United States Government Securities......         $291      $2,382      $1,524        $528        $105       $8,011
Mortgage-Backed Securities
   Collateralized Mortgage Obligations...          465          98          -            -           -          829
   Other ................................          199       1,934       1,064        $748          72        4,895
      Total Mortgage-Backed Securities...          664       2,032       1,064        $748          72        5,724
State and Municipal Securities...........          862          46       2,029           -         958          126
Other Securities.........................        1,970         126       3,638          28       2,121          184
      Total Investment Securities
        Available for Sale..........            $3,787      $4,586      $8,255       1,304      $3,256      $14,045

          TABLE 6: DEPOSITS
          (Dollars In Thousands)

                                                           March 31, 1995        March 31, 1994     December 31, 1994
                                                           Amount        %       Amount        %       Amount       %
                                                        -------------  -----  -------------  -----  ------------  -----
          Non-Interest Bearing Deposits.................  $1,779,667     16%    $1,811,240     16%   $1,998,660     18%
          NOW Accounts..................................   1,465,843     13      1,454,132     13     1,523,834     13
          Savings Deposits..............................   1,781,717     16      1,942,099     17     1,846,758     16
          Money Market Deposit Accounts.................   2,181,749     20      2,281,365     21     2,287,039     20
          Short-Term Time Deposits......................     595,038      5        773,380      7       638,823      6
          Long-Term Time Deposits.......................   2,778,230     25      2,428,960     22     2,586,443     23
          Certificates of Deposit of $100,000 or More...     555,222      5        460,788      4       498,010      4

              Total..................................... $11,137,466    100%   $11,151,964    100%  $11,379,567    100%

    TABLE 7: ALLOWANCE FOR POSSIBLE LOAN LOSSES
    (Dollars In Thousands)


                                                                    Three Months Ended
                                             --------------------------------------------------------
                                              March 31  December 31 September 30  June 30   March 31
                                                1995       1994        1994        1994       1994
                                             ---------- ----------  ------------ --------- ---------
    Balance at Beginning of Period..........  $169,402   $173,503     $172,343    $173,021  $175,078
    Additions (Deductions):
       Loans Charged-Off:
          Commercial (includes
               Commercial Real Estate)......    (8,397)   (12,182)      (7,621)     (3,672)   (8,422)
          Real Estate - Residential.........      (499)      (989)        (838)     (5,165)   (2,309)
          Consumer..........................    (3,014)    (3,035)      (2,808)     (2,750)   (2,442)
                   Total Loans Charged-Off..   (11,910)   (16,206)     (11,267)    (11,587)  (13,173)
       Recoveries on Charged-Off Loans:
          Commercial (includes
               Commercial Real Estate)......     1,485      7,063        3,528       2,524     1,268
          Real Estate - Residential.........        80         45          216         132        67
          Consumer..........................     1,348      1,305        1,161       1,415       956
                  Total Recoveries on
                          Charged-Off Loans.     2,913      8,413        4,905       4,071     2,291

       Net Loans Charged-Off................    (8,997)    (7,793)      (6,362)     (7,516)  (10,882)

        Acquired Allowances.................         -          -        1,029         139         -
        Other Deductions....................         -     (2,377)           -           -         -

       Provision Charged to
                Operating Expense...........     8,021      6,069        6,493       6,699     8,825
    Balance at End of Period................  $168,426   $169,402     $173,503    $172,343  $173,021

    Net Charge-Offs to Average Loans........      0.37%      0.32%        0.27%       0.32%     0.49%

TABLE 8: CREDIT QUALITY
(Dollars in Thousands)

                                                             March 31,  December 31,   September 30,   June 30,     March 31,
                                                               1995        1994           1994           1994         1994
                                                           ----------- ------------   ------------- -------------  ---------
Non-Accrual Loans
   Commercial
     Real Estate-Commercial Mortgage......................    $23,152      $32,521         $35,152       $35,021    $35,822
     Real Estate-Construction.............................      2,059        3,000           6,492         8,808     12,743
     Commercial, Financial and Agricultural...............     63,054       42,899          46,459        52,654     58,846
        Total Commercial..................................     88,265       78,420          88,103        96,483    107,411
   Real Estate-Residential................................     16,235       16,370          13,304        15,472     25,100
   Consumer...............................................        817          233             822           758      1,937
        Total Non-Accrual Loans...........................    105,317       95,023         102,229       112,713    134,448
Restructured Loans
   Real Estate-Commercial Mortgage........................        769          761              10            10         11
   Real Estate-Construction...............................         31           33              34            37         38
   Commercial, Financial and Agricultural.................        349          351           1,138         1,086        812
        Total Restructured Loans..........................      1,149        1,145           1,182         1,133        861
             TOTAL NON-PERFORMING LOANS...................    106,466       96,168         103,411       113,846    135,309
Assets Acquired in Foreclosures
     Foreclosed Real Estate...............................     23,338       23,392          23,519        28,058     36,726
     Assets Related to Consumer Loans.....................      1,923        2,178           1,127         1,677      1,438
       Total Assets Acquired..............................     25,261       25,570          24,646        29,735     38,164
             TOTAL NON-PERFORMING ASSETS..................   $131,727     $121,738        $128,057      $143,581   $173,473

Allowance for Possible Loan Losses as a Percentage of:
   Loans..................................................       1.70%        1.74%           1.84%         1.81%      1.89%
   Non-Performing Loans...................................        158%         176%            168%          151%       128%
   Non-Performing Assets..................................        128%         139%            135%          120%       100%

Total Non-Performing Loans as a Percentage
   of Loans...............................................       1.07%        0.98%           1.09%         1.20%      1.47%

Total Non-Performing Assets as a Percentage
   of Loans and Assets Acquired in Foreclosures...........       1.33%        1.24%           1.35%         1.50%      1.88%

Loans Past Due 90 or more Days as to Interest or Principal
   not Included Above (Includes $13,102 of Real Estate-
   Residential as of March 31, 1995)..................        $24,071      $22,355         $19,639       $35,036    $27,446

Total Non-Performing Assets and Loans Past Due
   90 or more Days as to Interest or Principal............   $155,798     $144,093        $147,696      $178,617   $200,919

Total Non-Performing Assets and Loans Past Due 90 or
   more Days as to Interest or Principal as a Percentage
   of Loans and Assets Acquired in Foreclosures...........       1.57%        1.47%           1.56%         1.87%      2.18%


    TABLE 9:  COMMERCIAL LOANS BY MAJOR INDUSTRY CLASSIFICATION
    March 31,
    (Dollars in Thousands)

                                                           1995                               1994
                                         ---------------------------------------------------------------------
                                            Loans           Non-Accrual        Loans          Non-Accrual
                                         Outstanding     %    Loans      %  Outstanding     %   Loans       %
                                         ------------ ----- --------- ----  ------------ ---- ---------- ----
    Agriculture.........................    $162,403     3%     $808    1%     $161,892    3%      $863    1%
    Mining..............................      19,874     *       253    *        15,130    *         55    *
    Construction........................     219,828     4     2,863    3       216,508    4      2,588    2
    Manufacturing.......................   1,120,913    19    45,992   52     1,025,748   18     23,429   22
    Transportation, Communication and
       Public Utilities.................     353,672     6     1,864    2       315,484    6      1,813    2
    Wholesale Trade.....................     369,785     6     5,341    6       343,174    6      7,851    7
    Retail Trade........................     877,505    14     6,867    8       744,208   13     16,260   15
    Finance, Insurance and Real Estate..   1,382,973    23    13,600   16     1,207,097   22     29,484   28
    Services............................   1,481,037    24    10,635   12     1,380,044   25     21,546   20
    Public Administration...............      18,155     *         -    -         9,012    *        106    *
    Other...............................      70,486     1        42    *       150,238    3      3,416    3
      Total.............................  $6,076,631   100%  $88,265   100%  $5,568,535  100%  $107,411  100%

    * Less than one percent


    TABLE 10:COMMERCIAL REAL ESTATE
    March 31
    (Dollars in Thousands)

Outstanding Loans                                         1995                                                    1994

                             Investor-Developer        Owner-Occupied                Total                        Total
                         Commercial               Commercial               Commercial                    Commercial
                          Mortgage   Construction  Mortgage   Construction  Mortgage      Construction    Mortgage    Construction
                         ----------  ----------   ----------  -----------  -----------    ----------    ------------  ----------
Apartment Buildings.....  $221,944      $1,071            -            -     $221,944        $1,071        $213,713      $3,476
Office Buildings........   174,187      15,574     $200,247       $7,525      374,434        23,099         334,260      24,767
Residential Properties..         -     107,239            -            -            -       107,239             130      84,962
Shopping Centers........   178,065      19,159       72,390        3,224      250,455        22,383         216,841      39,706
Land....................         -      34,563            -            -            -        34,563               -      58,604
Industrial Plants.......   102,131       3,604      195,498        6,328      297,629         9,932         306,423      22,355
Hotel/Motel/Restaurant..   135,263         904            -            -      135,263           904         121,592       5,748
Healthcare Facilities...         -           -      110,813          831      110,813           831          87,852      43,501
Other...................   149,006      11,708      250,278       12,373      399,284        24,081         355,017      25,975
  Total.................  $960,596    $193,822     $829,226      $30,281   $1,789,822 (1)  $224,103 (1)  $1,635,828    $309,094

    (1)The geographic distribution by state is as follows:  Pennsylvania $1,601,311 (80%), Delaware $245,101 (12%), New Jersey
     $99,490 (5%), and all other states $68,023 (3%).

Non-Accrual Loans                                         1995                                                    1994

                             Investor-Developer       Owner-Occupied                 Total                        Total
                         Commercial               Commercial               Commercial                    Commercial
                          Mortgage   Construction  Mortgage   Construction  Mortgage      Construction    Mortgage    Construction
                         ----------  ----------   ----------  -----------  -----------    ----------    ------------  ----------
Apartment Buildings.....    $2,277           -            -            -       $2,277             -          $7,661      $1,469
Office Buildings........       633           -       $3,689            -        4,322             -           4,648           -
Residential Properties..         -      $1,175            -            -            -        $1,175             130         668
Shopping Centers........     1,791           -          812            -        2,603             -           4,627          66
Land....................         -         605            -            -            -           605               -      10,197
Industrial Plants.......       532           -        3,859            -        4,391             -           6,815           -
Hotel/Motel/Restaurant..     4,220         279            -            -        4,220           279           4,141         293
Other...................       946           -        4,393            -        5,339             -           7,800          50
  Total.................   $10,399      $2,059      $12,753            -      $23,152 (2)    $2,059 (2)     $35,822     $12,743

    (2)The geographic distribution by state is as follows:  Pennsylvania $19,224, (76%), Delaware $3,262 (13%), New Jersey $1,083
     (4%), and all other states $1,642 (7%).

Assets Acquired in
Foreclosures (3)                        1995         1994
                                     ----------   ----------
Apartment Buildings.................       $42         $368
Office Buildings....................    10,961       12,455
Residential Properties..............     2,819        4,620
Shopping Centers....................        95          293
Land................................     2,705          639
Industrial Plants...................     2,192        4,195
Hotel/Motel/Restaurant..............       336        1,992
Other...............................     1,202        1,332
  Total.............................   $20,352 (3)  $25,894

    (3)The geographic distribution by state is as follows:  Pennsylvania $15,339 (75%), Delaware $412 (2%), and New Jersey $4,601
     (23%).


    TABLE 11: CAPITAL ADEQUACY

                                             March 31,   December 31,  September 30,  June 30,     March 31,
                                                  1995          1994          1994         1994         1994
    Consolidated
    Total Shareholders' Equity to Assets.....     8.15%         8.07%         8.33%        7.99%        8.50%
    Tangible Shareholders' Equity to Assets..     7.35          7.23          7.46         7.39         7.95
    Risk-Based Capital
         Tier 1..............................     9.32          9.25          9.44         9.66         9.73
         Tier 2..............................     3.48          3.48          3.63         3.64         4.08
           Total (1,2).......................    12.80         12.73         13.07        13.30        13.81
    Leverage (1,2)...........................     7.52          7.47          7.47         7.84         8.12

    Banking

    Total Risk-Based Capital (1,2)
        Meridian Bank........................    12.39         12.16         12.53        12.66        12.51
        Delaware Trust Company...............    14.59         14.32         13.58        13.56        13.12
        Meridian Bank, New Jersey............    15.20         15.06         15.88        16.67        15.19

    (1) The minimum ratios required by Federal Reserve Board guidelines are 4% for Tier 1 capital, 8% for total risk-based capital, and a leverage ratio of 3% plus an additional cushion of 100 to 200 basis points.
    (2) Federal Reserve Board guidelines define a well-capitalized institution as having a Tier 1 capital ratio of 6% or more, a total risk-based capital ratio of 10% or more, and a leverage ratio of 5% or more.


    TABLE 12: INDUSTRY SEGMENTS
    (Dollars in Thousands)

                                                  Net Income
                                             -------------------                    Assets
                                             Three Months Ended -----------------------------------------
                                                    March 31                March 31         December 31
                                               1995      1994       1995          1994          1994
                                             --------- -------- ------------- ------------- -------------
    Banking.................................. $40,218  $35,525   $14,522,479   $13,555,099   $14,550,315
    Securities (Broker-Dealer Activities)....   1,017    2,284       473,863       483,375       502,332

    Consolidated............................. $41,235  $37,809   $14,996,342   $14,038,474   $15,052,647

     CONSOLIDATED BALANCE SHEETS
     (Dollars in Thousands)

                                                                     March 31,      March 31,    December 31,
                                                                       1995           1994           1994
                                                                   -------------  -------------  -------------
     ASSETS
     Cash and Due from Banks......................................     $644,320       $505,516       $669,642
     Short-Term Investments
        Interest-Bearing Deposits in Other Banks..................      128,126         92,103        123,608
        Federal Funds Sold and Securities Purchased Under
           Agreements to Resell...................................       48,485         85,083         96,810
           Total Short-Term Investments...........................      176,611        177,186        220,418
     Trading Account Assets.......................................      299,555        130,195        346,170
     Investment Securities Available for Sale
         (Amortized Cost, $471,114, $258,737 and $445,783 at
            March 31, 1995, March 31, 1994 and
            December 31, 1994, Respectively)......................      470,315        265,689        434,994
     Investment Securities
         (Fair Value $2,701,446, $2,791,697 and $2,753,307 at
            March 31, 1995, March 31, 1994 and
            December 31, 1994, Respectively)......................    2,761,077      2,813,331      2,872,419
     Loans and Other Assets Held for Sale.........................       85,031        397,366         90,590
     Total Loans, Net of Unearned Discount........................    9,906,538      9,173,551      9,763,523
          Less Allowance for Possible Loan Losses.................      168,426        173,021        169,402
              Net Loans...........................................    9,738,112      9,000,530      9,594,121
     Premises and Equipment.......................................      259,273        242,537        263,583
     Accrued Interest Receivable..................................      106,496         98,398        111,936
     Other Assets.................................................      455,552        407,726        448,774
                 Total Assets.....................................  $14,996,342    $14,038,474    $15,052,647

     LIABILITIES
     Deposits
        Non-Interest Bearing Deposits.............................   $1,779,667     $1,811,240     $1,998,660
        Interest-Bearing Deposits.................................    9,357,799      9,340,724      9,380,907
           Total Deposits.........................................   11,137,466     11,151,964     11,379,567
     Short-Term Borrowings
        Federal Funds Purchased and Securities Sold
           Under Agreements to Repurchase.........................    1,789,352        721,682      1,569,153
        Other Short-Term Borrowings...............................      198,967        308,452        243,413
           Total Short-Term Borrowings............................    1,988,319      1,030,134      1,812,566
     Long-Term Debt and Other Borrowings..........................      361,200        365,028        372,153
     Accrued Interest Payable.....................................       63,165         51,772         62,344
     Other Liabilities............................................      223,357        246,181        210,932
           Total Liabilities......................................   13,773,507     12,845,079     13,837,562

     COMMITMENTS AND CONTINGENCIES (Note 5)

     SHAREHOLDERS' EQUITY
     Preferred Stock (Par Value $25.00)
        Authorized - 25,000,000 Shares
     Common Stock (Par Value $5.00)
        Authorized - 200,000,000 Shares
        Issued - 58,316,978 shares at March 31, 1995 and
           December 31, 1994 and 58,162,266 shares at
           March 31, 1994.........................................      291,585        290,811        291,585
     Surplus......................................................      210,900        205,209        211,011
     Retained Earnings............................................      792,497        709,158        771,150
     Net Unrealized Gains (Losses) on Securities..................         (689)         4,142         (7,182)
     Treasury Stock - 515,170, 521,951 and 525,336 Shares at
       March 31, 1995, March 31, 1994 and December 31, 1994,
       Respectively...............................................      (15,679)       (15,925)       (15,911)
     Unallocated Shares Held by Employees Stock Ownership Plan
       (ESOP) Trust - 1,975,001 and 1,285,000 Shares at
       March 31, 1995 and December 31, 1994, Respectively........       (55,779)             -        (35,568)
           Total Shareholders' Equity.............................    1,222,835      1,193,395      1,215,085
                Total Liabilities and Shareholders' Equity........  $14,996,342    $14,038,474    $15,052,647

                   See accompanying Notes to Consolidated Financial Statements.

     CONSOLIDATED STATEMENTS OF INCOME
     (Dollars In Thousands, Except Per Share Data)

                                                                    Three Months Ended
                                                                        March 31
                                                                     1995           1994
                                                                   ------------   ------------
     INTEREST INCOME
        Interest and Fees on Loans..............................    $215,340       $172,276
        Interest on Trading Account Assets......................       6,292          1,774
        Interest on Investment Securities Available for Sale....       7,314          4,397
        Interest on Investment Securities.......................      40,220         35,984
        Interest on Loans Held for Sale.........................       2,104          6,404
        Other Interest Income...................................       2,465          1,150
           Total Interest Income................................     273,735        221,985
     INTEREST EXPENSE
        Interest on Deposits....................................      90,416         61,427
        Interest on Short-Term Borrowings.......................      26,254          6,472
        Interest on Long-Term Debt and Other Borrowings.........       6,588          7,158
           Total Interest Expense...............................     123,258         75,057
     NET INTEREST INCOME........................................     150,477        146,928
     PROVISION FOR POSSIBLE LOAN LOSSES.........................       8,021          8,825
     NET INTEREST INCOME AFTER PROVISION FOR
        POSSIBLE LOAN LOSSES....................................     142,456        138,103
     NON-INTEREST INCOME
        Trust...................................................      15,683         10,789
        Mortgage................................................       2,887          7,851
        Broker-Dealer and Investment Banking....................      12,471         15,282
        Service Charges on Deposit Accounts.....................      14,511         13,126
        Fees for Other Customer Services .......................       8,276          7,876
        Net Securities Gains (Losses)...........................        (413)           690
        Other Income............................................       4,342          2,323
           Total Non-Interest Income............................      57,757         57,937
     NON-INTEREST EXPENSES
        Salaries and Employee Benefits..........................      76,375         75,186
        Net Occupancy Expense...................................      11,551         12,071
        Equipment Expense.......................................       8,994          9,722
        Other Expenses..........................................      43,484         39,889
           Total Non-Interest Expenses..........................     140,404        136,868
     INCOME BEFORE INCOME TAXES AND CUMULATIVE
        EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE................      59,809         59,172
     Provision for Income Taxes.................................      18,574         18,633
     INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
        IN ACCOUNTING PRINCIPLE.................................      41,235         40,539
     CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGE
       IN METHOD OF ACCOUNTING FOR POSTEMPLOYMENT
       BENEFITS.................................................           -         (2,730)
     NET INCOME.................................................     $41,235        $37,809

     PER COMMON SHARE
        Income Before Cumulative Effect of Change
         in Accounting Principle
           Primary..............................................       $0.73          $0.70
           Fully Diluted........................................       $0.73          $0.70
        Cumulative After-Tax Effect on Prior Years of Change
         in Accounting Principle
           Primary..............................................           -         ($0.05)
           Fully Diluted........................................           -         ($0.05)
        Net Income
           Primary..............................................       $0.73          $0.65
           Fully Diluted........................................       $0.73          $0.65
        Dividends...............................................       $0.34          $0.32
     AVERAGE SHARES OUTSTANDING
           Primary..............................................  56,452,905     58,187,526
           Fully Diluted........................................  56,562,364     58,195,971

                               See accompanying Notes to Consolidated Financial Statements.

    CONSOLIDATED STATEMENTS OF CASH FLOW
    (Dollars in Thousands)

                                                                       For the Three Months Ended
                                                                                 March 31
                                                                     --------------------------------
                                                                         1995            1994
                                                                     ------------    -----------
    CASH FLOWS FROM OPERATING ACTIVITIES
       Net Income...................................................     $41,235        $37,809
       Adjustments to Reconcile Net Income to Net Cash Provided
         by Operating Activities
          Depreciation and Amortization.............................      12,875         10,415
          Deferred Tax Expense (Benefit)............................         249         (1,886)
          Cumulative Effect of Change in Accounting Principle.......           -         (2,730)
          Provision for Possible Loan Losses........................       8,021          8,825
          Provision for Other Real Estate Losses and Mortgage
            Mortgage Servicing Recourse.............................       1,913          2,554
          Net Gains - Investment Securities.........................         (20)          (382)
          Net (Gains) Losses - Investment Securities Available
            for Sale................................................         419           (301)
          Gains On Sales Of Mortgage Servicing......................        (207)             -
          Decrease (Increase) in Trading Account Assets.............      46,615        (93,579)
          Decrease in Loans and Other Assets Held for Sale..........       5,801        251,822
          Decrease (Increase) in Other Assets.......................     (10,432)        56,362
          Increase (Decrease) in Other Liabilities..................      12,351        (43,421)
          Other, Net................................................         778           (759)

              Net Cash Provided by Operating Activities                  119,598        224,729

    CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from Maturities of Short-Term Investments...........      76,087         90,025
       Purchases of Short-Term Investments..........................     (80,602)       (80,269)
       Proceeds from Sales of Investment Securities.................       1,141            742
       Proceeds from Maturities, Calls and Paydowns of Investment
         Securities.................................................     112,761        422,672
       Purchases of Investment Securities...........................     (22,574)      (452,262)
       Proceeds from Sales of Investment Securities Available
         for Sale...................................................      98,453          7,471
       Proceeds from Maturities, Calls and Paydowns of Investment
         Securities Available for Sale..............................       4,879         16,949
       Purchases of Investment Securities Available for Sale........    (128,913)        (6,811)
       Net Principal Disbursed on Loans to Customers................    (157,696)      (184,698)
       Proceeds from Sales of Premises and Equipment................         749          1,562
       Purchases of Premises and Equipment..........................      (4,378)       (10,250)
       Proceeds from Sales of Mortgage Servicing....................         536          2,114
       Proceeds from Sales of Assets Acquired in Foreclosures.......       4,283          2,675

          Net Cash Used for Investing Activities....................     (95,274)      (190,080)

    CASH FLOWS FROM FINANCING ACTIVITIES
       Net Decrease in Deposits.....................................    (242,331)      (218,335)
       Net Increase in Short Term Borrowings .......................     175,753        238,411
       Repayment of Long Term Borrowings............................     (11,601)       (56,439)
       Purchases of Treasury Stock Shares...........................      (1,143)       (16,774)
       Proceeds from Issuance of Common Stock.......................         479            678
       Cash Dividends Paid to Common Shareholders...................     (19,128)       (18,452)

          Net Cash Provided by (Used for) Financing Activities......     (97,971)       (70,911)



    CASH AND CASH EQUIVALENTS
          Net Decrease During the Period............................     (73,647)       (36,262)
          Balance at Beginning of the Period........................     766,452        602,281
          Balance at End of the Period..............................    $692,805       $566,019

                           See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in Thousands)
                                                                                                         Net Unrealized
                                                                    Common Stock                            Gains
                                                           Shares                             Retained   (Losses) on   Treasury
                                                        Outstanding     Amount     Surplus    Earnings   Securities     Stock
                                                        ------------ ------------ ---------- ---------- ------------- ----------
FOR THE THREE MONTHS ENDED
  March 31, 1994

Balance at January 1, 1994.............................. 58,154,486     $290,760   $205,174   $690,058         ($359)         -
Net Income..............................................          -            -          -     37,809             -          -
Common Stock Dividends Declared.........................          -            -          -    (18,452)            -          -
Sales of Stock Under Dividend Reinvestment,
   Stock Option and Employee Benefit Plans..............     40,979           51         41       (257)            -        849
Purchases of Treasury Stock.............................   (555,150)           -          -          -             -    (16,774)
Unrealized After-Tax Gain on Investment Securities
   Available for Sale...................................          -            -          -          -         4,501          -
Cash in Lieu of Fractional Shares.......................          -            -         (6)         -             -          -

Balance at March 31, 1994............................... 57,640,315     $290,811   $205,209   $709,158        $4,142   ($15,925)



FOR THE THREE MONTHS ENDED
March 31, 1995

Balance at January 1, 1995.............................. 56,506,642     $291,585   $211,011   $771,150       ($7,182)  ($15,911)
Net Income..............................................          -            -          -     41,235             -          -
Common Stock Dividends Declared.........................          -            -          -    (19,128)            -          -
Sales of Stock Under Dividend Reinvestment,
   Stock Option and Employee Benefit Plans..............     73,350            -       (133)      (760)            -      1,375
Purchases of Treasury Stock.............................    (63,184)           -          -          -                   (1,143)
Purchases of Shares of Employee Stock Ownership
  Plan (ESOP)...........................................   (715,000)           -          -          -             -          -
Employee Stock Ownership Plan (ESOP) Shares Committed
  To Be Released to Participants........................     24,999            -         25          -             -          -
Unrealized After-Tax Gain on Investment Securities
   Available for Sale...................................          -            -          -          -         6,493          -
Cash in Lieu of Fractional Shares.......................          -            -         (3)         -                        -

Balance at March 31, 1995............................... 55,826,807     $291,585   $210,900   $792,497         ($689)  ($15,679)

                                                        Unallocated
                                                            ESOP
                                                           Shares       Total
                                                        ------------ ------------
FOR THE THREE MONTHS ENDED
  March 31, 1994
Balance at January 1, 1994..............................          -   $1,185,633
Net Income..............................................          -       37,809
Common Stock Dividends Declared.........................          -      (18,452)
Sales of Stock Under Dividend Reinvestment,
   Stock Option and Employee Benefit Plans..............          -          684
Purchases of Treasury Stock.............................          -      (16,774)
Unrealized After-Tax Gain on Investment Securities
   Available for Sale...................................          -        4,501
Cash in Lieu of Fractional Shares.......................          -           (6)

Balance at March 31, 1994...............................          -   $1,193,395

FOR THE THREE MONTHS ENDED
  March 31, 1995

Balance at January 1, 1995..............................   ($35,568)  $1,215,085
Net Income..............................................          -       41,235
Common Stock Dividends Declared.........................          -      (19,128)
Sales of Stock Under Dividend Reinvestment,
   Stock Option and Employee Benefit Plans..............          -          482
Purchases of Treasury Stock.............................          -       (1,143)
Purchases of Shares of Employee Stock Ownership
  Plan (ESOP)...........................................    (20,916)     (20,916)
Employee Stock Ownership Plan (ESOP) Shares Committed
  To Be Released to Participants........................        705          730
Unrealized After-Tax Gain on Investment Securities
   Available for Sale...................................          -        6,493
Cash in Lieu of Fractional Shares.......................          -           (3)

Balance at March 31, 1995...............................   ($55,779)  $1,222,835

     See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1)   Summary of Significant Accounting Policies

     The accounting policies and reporting practices of Meridian Bancorp, Inc., (Meridian) are in accordance with generally accepted accounting principles and have been followed on a consistent basis, except for the changes described in Note 4.

     This Quarterly Report should be read in conjunction with the 1994 Annual Report. Financial information for the interim periods is not independently audited. However, the financial information furnished in this report reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations of the interim periods. Such adjustments are of a normal recurring nature.

     The results of operations for the interim periods are not necessarily indicative of the consolidated results to be expected for the entire year.

     The consolidated financial statements include the accounts of Meridian and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Certain amounts in the prior period financial statements have been reclassified to conform with the presentation used in the 1995 financial statements. These reclassifications have no effect on net income.

     In the accompanying Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, and securities purchased under agreements to resell. The original maturities of such instruments are less than 90 days. Federal funds are sold and securities are purchased under agreements to resell for generally one-day periods.

     Relative to the Consolidated Statements of Cash Flows, income tax payments totaled $548 thousand in 1995 and $752 thousand in 1994. Interest payments totaled $122.4 million in 1995 and $96.4 million in 1994. Non-cash investing activity consists of net transfers of loans in liquidation to other real estate aggregating $5.9 million in 1995 and $37.9 million in 1994.

2)   Securities Transactions

     Total gains (losses) from securities transactions, which were included in the following categories in the non-interest income section of the consolidated statements of income, are as follows:
                                          Three Months Ended
                                                March 31
                                          1995           1994

Broker-Dealer and Investment Banking    $ 14,000       $ (7,000)
Net Securities Gains (Losses)            (413,000)      690,000
Total Securities Gains (Losses)         $(399,000)     $683,000


3)   Employee Stock Ownership Plan

     Effective January 1, 1995, all employees of Meridian and its subsidiaries with two or more years of service are participating in a non-contributory employee stock ownership plan (ESOP). The ESOP is a leveraged plan and is funded through a direct loan from Meridian. The ESOP acquired a total of 2,000,000 shares of Meridian common stock for distribution to eligible employees
ratably over a 20 year period.   Compensation cost is recognized
based on the fair market value of the shares committed to be released to employees. Compensation cost recognized in the first quarter of 1995 totaled $731,000. Dividends on allocated shares will be paid to participants and will be charged to retained earnings. Dividends on unallocated shares and additional cash contributions from Meridian will be used by the ESOP for debt service.

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

     Effective January 1, 1995, Meridian adopted Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of A Loan" and Statement No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". Statement No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the loan if the loan is collateral dependent. Statement No. 118 amends Statement No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. There was no impact on consolidated net income resulting from the implementation of these statements. Prior period financial information has been restated to reflect the reclassification of in-substance foreclosed loans to non-performing loans.

     A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Currently, this category includes all commercial loans on non-accrual status, and certain restructured loans. Large groups of smaller-balance, homogeneous loans, such as residential mortgage and consumer loans that are collectively evaluated for impairment are not included in impaired loans.

     The average recorded investment in impaired loans in the first quarter of 1995 was $82.0 million. The recorded investment in impaired loans at March 31, 1995 was $89.1 million. The recorded investment for which there is a related allowance for possible loan losses was $49.6 million at March 31, 1995, and the related allowance was $21.9 million. The recorded investment for which there is no related allowance for possible loan losses was $39.5 million.

     Interest income is not accrued on commercial loans where management has determined that borrowers may be unable to meet contractual principal or interest payments, or where such payments are 90 or more days past due unless the loan is well secured and in the process of collection. Interest collections on nonaccrual loans for which the ultimate collectibility of principal is uncertain are applied as principal reductions. Otherwise, such collections are credited to income when received. Interest on loans that have been restructured is recognized according to the renegotiated terms. The amount of interest income recognized on impaired loans, using the cash-basis method of accounting, was $44 thousand in the first quarter of 1995.

5)   Commitments and Contingencies

     At March 31, 1995, there were outstanding commitments, contingent liabilities, and off-balance sheet financial instruments on which management does not anticipate any material losses. These include, among other things, commitments to extend credit, letters of credit undertaken in the normal course of business, and various off-balance sheet financial instruments used in conducting Meridian's business activities and in managing its balance sheet risks.

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

PART II

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               (27) Financial Data Schedule

          (b)  Reports on Form 8-K

               On January 12, 1995, Meridian filed a Current
               Report on Form 8-K with the Commission, reporting information under Items 5 and 7(c). The form 8-K did not contain any financial statements.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 1995
                         Michael J. Mizak, Jr.,
                         Senior Vice President and Controller
                         (Authorized Officer and Principal
                         Accounting Officer)

                          EXHIBIT INDEX

Number

(27) Financial Data Schedule