Form 10-Q
period 1995-06-30
MERIDIAN BANCORP INC
filed 1995-08-14
CIK 723916

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549


                            FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.


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

        Number of Shares Outstanding as of July 31, 1995

     COMMON STOCK ($5 Par Value)             58,338,038
          (Title of Class)              (Outstanding Shares)

                     MERIDIAN BANCORP, INC.

                            FORM 10-Q

               For the Quarter Ended June 30, 1995


                            Contents


PART I - FINANCIAL INFORMATION                         Page No.

Item 1.   Financial Statements

          Consolidated Balance Sheets as of
               June 30, 1995 and
               June 30 and December 31,
               1994                                         43
          Consolidated Statements of Income for
               the Three-Month and Six-Month
               Periods Ended June 30, 1995
               and 1994                                     45
          Consolidated Statements of Changes in
               Shareholders' Equity for the
               Six-Month Periods Ended June 30,
               1995 and 1994                                47
          Consolidated Statements of Cash Flows
               for the Six-Month Periods Ended
               June 30, 1995 and 1994                       49
          Notes to Consolidated Financial Statements        51

Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations

          Management's Discussion and Analysis of
               Earnings and Financial Position              1

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Security
               Holders                                      57

Item 6.   Exhibits and Reports on Form 8-K                  59

                             PART I

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF EARNINGS AND
          FINANCIAL POSITION.
          (Dollars in Thousands, Except Per Share Data)

          MANAGEMENTS' DISCUSSION AND ANALYSIS
          OF EARNINGS AND FINANCIAL POSITION
          (Dollars in Thousands, Except Per Share Data)

                                                                      Second        First        Fourth        Third       Second
                                                                     Quarter       Quarter       Quarter      Quarter      Quarter
                                                                       1995          1995         1994         1994         1994
                                                                  ------------- ------------- ------------ ------------ ------------
          RESULTS OF OPERATIONS

          Interest Income........................................     $282,441      $273,735     $264,121     $257,210     $241,724
          Interest Expense.......................................      129,154       123,258      110,888      100,799       85,880

          Net Interest Income....................................      153,287       150,477      153,233      156,411      155,844
          Provision for Possible Loan Losses.....................       10,121         8,021        6,069        6,493        6,699

          Net Interest Income After Provision for
             Possible Loan Losses................................      143,166       142,456      147,164      149,918      149,145
          Non-Interest Income....................................       67,109        57,757       57,453       57,302       55,334
          Non-Interest Expenses..................................
             Restructuring Charge ...............................       32,000             -            -            -            -
             All Other Expenses..................................      140,537       140,404      144,102      153,686      145,012
          Total Non-Interest Expenses............................      172,537       140,404      144,102      153,686      145,012

          Income Before Income Taxes.............................       37,738        59,809       60,515       53,534       59,467
          Provision  For Income Taxes............................       11,809        18,574       16,370       16,914       18,683
          Net Income ............................................      $25,929       $41,235      $44,145      $36,620      $40,784
          Income Before Restructuring Charge.....................      $46,729       $41,235      $44,145      $36,620      $40,784

          Net Interest Margin....................................         4.60%         4.58%        4.60%        4.65%        4.85%
          Return on Average Assets...............................         0.70%         1.13%        1.18%        0.97%        1.13%
             Before Restructuring Charge.........................         1.26%         1.13%        1.18%        0.97%        1.13%
          Return on Average Common Shareholders' Equity..........         8.43%        13.90%       14.33%       11.95%       13.74%
             Before Restructuring Charge.........................        15.18%        13.90%       14.33%       11.95%       13.74%
          Fully Diluted Earnings Per Share
             Net Income..........................................        $0.45         $0.73        $0.77        $0.63        $0.70
             Before Restructuring Charge.........................        $0.82         $0.73        $0.77        $0.63        $0.70
          Dividends Per Common Share.............................        $0.37         $0.34        $0.34        $0.34        $0.34
          Ratio of Dividends to Net Income.......................           80%           46%          44%          54%          48%

          FINANCIAL CONDITION

          Average Balances

          Loans..................................................   $9,976,992    $9,775,050   $9,545,556   $9,499,372   $9,345,021
          Assets.................................................   14,856,841    14,822,105   14,826,353   14,996,590   14,450,335
          Deposits...............................................   11,246,269    11,097,803   11,230,079   11,380,801   11,170,222
          Total Shareholders' Equity.............................    1,234,380     1,203,192    1,222,293    1,215,464    1,190,994
          Primary Shares Outstanding.............................   56,452,388    56,452,905   57,535,268   58,301,343   58,170,280
          Fully Diluted Shares Outstanding.......................   56,593,898    56,562,364   57,535,268   58,301,343   58,170,280
          Total Shareholders' Equity to Assets...................         8.31%         8.12%        8.24%        8.10%        8.24%

          At Quarter-End

          Loans..................................................  $10,056,692    $9,906,538   $9,763,523   $9,444,630   $9,520,497
          Assets.................................................   14,911,173    14,996,342   15,052,647   14,782,400   15,184,724
          Deposits...............................................   11,528,876    11,137,466   11,379,567   11,310,179   11,666,783
          Total Shareholders' Equity.............................    1,236,161     1,222,835    1,215,085    1,231,596    1,214,604
          Book Value Per Common Share............................        22.12         21.90        21.50        21.31        21.01
          Common Shares Outstanding..............................   55,886,536    55,826,807   56,506,642   57,803,902   57,802,722
          Total Shareholders' Equity to Assets...................         8.29%         8.15%        8.07%        8.33%        8.00%
          Risk-Based Capital Ratio...............................        12.76%        12.80%       12.73%       13.07%       13.30%
          Allowance for Possible Loan Losses.....................      170,684       168,426      169,402      173,503      172,343
          Allowance for Possible Loan Losses to Loans............         1.70%         1.70%        1.74%        1.84%        1.81%
          Allowance for Possible Loan Losses to
             Non-Performing Loans................................          171%          158%         176%         168%         151%
          Non-Performing Assets as a Percentage of
             Total Period-End Loans and
             Assets Acquired in Foreclosure......................         1.17%         1.33%        1.24%        1.35%        1.50%
          Non-Performing Assets and Loans Past Due 90 or
             more Days as to Interest or Principal as a
             Percentage  of Loans and Assets Acquired
             in Foreclosures.....................................         1.39%         1.57%        1.47%        1.56%        1.87%

                   MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF EARNINGS AND FINANCIAL POSITION

FINANCIAL HIGHLIGHTS

     Meridian Bancorp, Inc. (Meridian) reported income, before a restructuring charge, of $46.7 million in the second quarter of 1995 compared to net income of $40.8 million in the second quarter of 1994, an increase of 15%. On a fully-diluted per share basis, income before the restructuring charge was $.82 compared to net income of $.70 last year, a 17% increase.

     In June 1995, Meridian completed an internal review of its operations and businesses and announced a company-wide plan designed to improve its operating performance and competitive position. As a result of this review, which is discussed at the end of this section, Meridian recorded a restructuring charge in the second quarter of 1995. After the restructuring charge of $32.0 million (after-tax $20.8 million or $.37 per share), net income in the second quarter of 1995 was $25.9 million or $.45 per fully-diluted share.

     The returns on average assets and on average common shareholders' equity, based on income before the restructuring charge, for the quarter ended June 30, 1995 were 1.26% and 15.18%, respectively, compared to 1.13% and 13.74%, respectively, for the same quarter of last year.

     Net interest income was $153.3 million in the second quarter of 1995 compared to $155.8 million in the second quarter of 1994. On a taxable-equivalent basis, net interest income was $157.4 million compared to $160.4 million in the second quarter of 1994. The net interest margin was 4.60% in the second quarter of this year compared to 4.85% a year ago and 4.58% in the first quarter of 1995. The decline in the net interest margin from last year resulted from asset and liability repricing in the higher short-term interest rate environment in 1995.

     The provision for possible loan losses was $10.1 million in the second quarter of 1995, compared to $6.7 million in the second quarter of 1994 and $8.0 million in the first quarter of 1995. The higher provision reflects the growth in loans during the past year.

     Non-performing loans were $100.0 million or .99% of loans at June 30, 1995 compared to $106.5 million or 1.07% at March 31, 1995 and $113.8 million or 1.20% a year ago. The ratio of the allowance for possible loan losses to non-performing loans was 171% at June 30, 1995 compared to 158% at March 31, 1995 and 151% a year ago.

     Total non-performing assets were $117.6 million at June 30, 1995, or 1.17% of loans and assets acquired in foreclosures, compared to $131.7 million or 1.33% at March 31, 1995 and $143.6 million or 1.50% at June 30, 1994.

     Net loans charged-off in the second quarter of 1995 were $7.9 million compared to $9.0 million in the first quarter of 1995 and $7.5 million in the comparable period a year ago. The allowance for possible loan losses was 1.70% of total loans at June 30, 1995 compared to 1.70% at March 31, 1995 and 1.81% a year ago.

     Non-interest income was $67.1 million in the second quarter of 1995 compared to $55.3 million in the second quarter of last year, an increase of 21%. Trust revenues grew by $5.0 million, mostly as a result of the acquisition of McGlinn Capital Management in mid-1994, and banking service charges and related fees increased by $2.5 million. Securities gains were $3.6 million higher in the quarter compared to last year. Non-interest income was $57.8 million in the first quarter of 1995.

     Meridian's expense control efforts are reflected in a decline in operating expenses of $4.5 million or 3% between the second quarters of 1995 and 1994. Non-interest expenses were unchanged from the first quarter of 1995.

     For the first six months of 1995, income before the restructuring charge increased by 12% to $88.0 million or $1.55 per fully-diluted share compared to net income of $78.6 million or $1.35 per fully-diluted share in the first half of 1994. Net income in the first half of 1995 was $67.2 million or $1.18 per fully-diluted share.

     The returns on average assets and on average common shareholders' equity, based on income before the restructuring charge, for the six-month period ended June 30, 1995 were 1.20% and 14.55% respectively, compared to 1.12% and 13.37%, respectively, for the same period of last year.

     Total assets at June 30, 1995 were $14.9 billion compared to $15.2 billion at June 30, 1994. Total loans were $10.1 billion compared to $9.5 billion a year ago, a 6% increase. Total deposits were $11.5 billion compared to $11.7 billion at June 30, 1994. Meridian continues to fund a significant portion of its assets with deposits acquired in its local marketplace.

     Shareholders' equity was $1.24 billion or 8.29% of total assets at June 30, 1995 compared to $1.21 billion or 8.00% a year ago. The ratio of tangible shareholders' equity to assets, which excludes $126.4 million of intangible assets in 1995 and $98.5 million in 1994, was 7.51% at June 30, 1995 compared to 7.39% at June 30, 1994. Meridian's risk-based capital ratio was 12.76% at June 30, 1995, in excess of the 10% regulatory requirement for well capitalized institutions. This ratio was 12.80% at March 31, 1995 and 13.30% at June 30, 1994. Book value per common share was $22.12 at June 30, 1995 compared to $21.01 at June 30, 1994, an increase of 5%. Book value per common share at March 31, 1995 was $21.90.

PERFORMANCE STUDY ("59.9" PROGRAM)

     In January 1995, Meridian commenced an internal review of its operations and businesses. The purpose of this review was to improve the company's operating performance and competitive position by streamlining and consolidating functions and work processes and by increasing the focus on customers and service levels. The improvement in operating results is to be measured by Meridian's performance ratio (non-interest expense divided by the total of non-interest income and net interest income on a taxable-equivalent basis) with a goal of reducing the ratio to 59.9% by the end of the first quarter of 1996. The ratio was 67.6% for the year 1994 and 62.6% in the second quarter of 1995. In June 1995, Meridian completed this review and announced a company-wide plan that will be implemented over approximately the next twelve months.

     As a result of this review, Meridian recorded a $32 million restructuring charge, $20.8 million after tax or $.37 per share.
The components of the restructuring charge were as follows (in thousands):


                                                       Requiring
                                                         Cash
                                        Total           Outflow
                                       -------         ---------

Severance and Other Employee
  Related Costs                        $15,900          $15,900
Lease and Other
  Contract Terminations                  2,600            2,600
Building and Other
  Asset Write-offs                      10,700              ---
Professional Fees                        2,800            2,800
                                       -------          -------
  Total                                $32,000          $21,300
                                       =======          =======


     This process will result in the elimination of approximately
1,100 positions of a total of approximately 7,100 current positions. The positions eliminated include 163 from attrition and a partial hiring freeze in effect since January 1995, 334 from strategic alliances with outside firms, and 603 from layoffs. These changes represent a 16% reduction in total current positions and an 11% reduction excluding strategic alliances.

     The severance charge relates to the separation package given to eligible employees based on years of service. Cash payments will commence in July 1995 and will continue for varying terms. Lease and other contract terminations include estimated payments related to bank branch closings and the consolidation of
brokerage activities.   Building and other asset write-offs
include amounts related to buildings, equipment, and intangible assets written-off as a result of branch closings and other consolidations. Professional fees include consulting fees and legal expenses incurred during the review process. Through June 30, 1995, payments of $2.1 million have been charged against the restructuring reserve.

     The process is expected to reduce net operating expenses on an annualized pre-tax basis by $55 million while providing recurring revenue enhancements of $13 million, increasing Meridian's after-tax earnings on an annual basis by $44 million, or $.78 per share. The gross reduction in operating expenses is expected to approximate $73.2 million and is composed of salaries and benefits of $54.2 million, furniture and fixtures of $16.1 million, and occupancy of $2.9 million. Offsetting these savings are foregone revenues, which are directly related to the expense reductions mainly in the branches, of $7.5 million and one-time implementation costs of $10.7 million, resulting in net expense reductions of $55 million.

NET INTEREST INCOME AND RELATED ASSETS AND LIABILITIES (INCLUDING
DERIVATIVES)

     Net interest income was $153.3 million in the second quarter of 1995 compared to $155.8 million in the same quarter of 1994, a decline of 2%. Net interest income on a taxable-equivalent basis was $157.4 million in the second quarter of this year compared to $160.4 million in the same period of last year.

     The level of net interest income results from the interaction between the volume and mix of interest-earning assets and the related funding sources, and the net interest margin. Over the past year, the positive impact on net interest income of earning asset growth of 3% was offset by a 25 basis point decline in the net interest margin as a result of asset and liability repricing in the higher short-term interest rate environment in 1995. The net interest margin was 4.60% in the second quarter of 1995 compared to 4.85% in the same period of last year, and 4.58% in the first quarter of 1995.

     Average interest-earning assets increased by 3% to $13.7 billion in the second quarter of 1995 from $13.3 billion in the same period of last year. Average loans outstanding increased by 7% between the two periods. Average investment securities and investment securities available for sale decreased by 1%. Average deposits were $11.2 in the second quarter of 1995, almost unchanged from the same period of last year.
Average short-term borrowings increased by 21% in the second quarter of 1995 from the same period of last year, primarily to fund the loan growth described above.

     Net interest income for the six months ended June 30, 1995 was $303.8 million compared to $302.8 million last year, an increase of less than 1%. As noted above, the positive impact of earning asset growth has been offset by a decline in the net interest margin. The net interest margins were 4.59% and 4.84% for the first six months of 1995 and 1994, respectively.

     Table 1 presents net interest income, yields and rates on a taxable-equivalent basis, and average balances for the second quarters of 1995 and 1994, the first quarter of 1995, and the six months ended June 30, 1995 and 1994, respectively.

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

     Meridian uses off-balance sheet derivative products for interest rate risk management and in the securities unit (broker-dealer activities). Table 2 provides information on derivative positions at June 30, 1995.

     Meridian's core banking businesses generate a mix of loans and deposits that tends to create an asset sensitive interest rate risk profile, primarily because retail core deposits do not reprice as quickly as loans. An asset sensitive position generally indicates that net interest income would increase in periods of rising interest rates and decrease in periods of declining interest rates. Meridian manages this tendency towards asset sensitivity through its securities and purchased funding portfolios and by the use of off-balance sheet derivative products. At June 30, 1995, Meridian's interest sensitivity indicated a moderate asset sensitive position through the one-year time period.

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

     The notional amount of interest rate swaps totaled
$2.6 billion at June 30, 1995 compared to $3.0 billion at June 30, 1994 and $2.6 billion at March 31, 1995. Because of the nature of risk being managed, the impact on net interest income of swaps for which Meridian receives a fixed and pays a variable interest rate will be positive during periods of declining rates and negative in periods of rising rates. Consistent with this profile, the impact of interest-rate swaps was to increase interest expense on deposits by $6.8 million in the rising rate environment of the second quarter of 1995 compared to a reduction of $5.3 million in interest expense in the second quarter of 1994. For the six months, the comparable amounts were an increase to interest expense of $14.8 million in 1995 and a decrease to interest expense of $13.5 million in 1994.

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

     Unrealized gains and losses on derivative positions should be viewed in the context of the overall balance sheet. An unrealized loss on a derivative product used for interest rate risk management purposes is generally offset or mitigated by an unrealized gain on the asset or liability to which the derivative contract is assigned. Meridian, as part of its asset and liability management process, continually monitors the impact of interest rate movements on the market value of not only its derivative positions, but also all other on and off-balance sheet positions. In a rising rate environment, fixed-rate loan, investment and off-balance sheet positions will decline in market value, while core deposits and longer term borrowings will appreciate in value.

     The securities unit uses various off-balance sheet derivative products for sale to customers and to manage the market risks associated with the broker-dealer business, as indicated in Table 2. The securities unit acts as remarketing agent on tender option bonds totaling $233 million at June 30, 1995 compared to $315 million at June 30, 1994. The premium paid for Treasury float contracts, which is included on the balance sheet in other assets, was $1.5 million at June 30, 1995 and represents the maximum exposure to Meridian from such contracts.

     The objective of liquidity management is to ensure that sufficient funding is available, at reasonable cost, to meet the ongoing and potential cash needs of Meridian and to take advantage of income producing opportunities as they arise. While the desired level of liquidity may vary depending upon a variety of factors, it is a primary goal of Meridian to maintain a high level of liquidity in all economic environments. Management considers Meridian's liquidity position at the end of the second quarter of 1995 to be sufficient to meet its foreseeable cash flow requirements.

     Loans. The lending function is Meridian's principal business activity and it is Meridian's continuing policy to serve the credit needs of its customer base. Loans were $10.1 billion at June 30, 1995 compared to $9.5 billion at June 30, 1994, a 6% increase. Excluding the sale of $223 million of student loans in the third quarter of 1994, loans increased by 8% over the past year. Commercial loans increased by $451.7 million, or 8%. Residential mortgage loans increased by $137.8 million or 12%. Consumer loans, mostly home equity loans and other types of personal loans, were $2.7 billion at June 30, 1995, almost unchanged from the balance of a year ago. Excluding the sale of student loans in the third quarter of 1994, consumer loans increased by 7% over the twelve month period.

     Table 4 presents a summary of period-end loan balances.

     Investment Securities and Investment Securities Available for Sale. The second largest use of funds for Meridian is the portfolio of investment securities and investment securities available for sale. The balance in the combined portfolio was $3.0 billion at June 30, 1995 compared to $3.3 billion a year ago, a decrease of 9%.

     Table 5 presents a summary of the amortized cost, approximate fair value, and gross unrealized gains and losses for the portfolio at June 30, 1995 and 1994, and December 31, 1994. Changes in long-term interest rates over the past year, with rates rising through much of 1994 and then declining in the first half of 1995, had a significant impact on the approximate fair value of the combined portfolios, as reflected in this table.

     Deposits. Meridian's deposits, the largest source of funds, amounted to $11.5 billion at June 30,1995 compared to $11.7 billion at June 30, 1994. During the second quarter of 1994, Meridian assumed approximately $487 million of deposits of Security Federal Savings Bank from the Resolution Trust Corporation. These additional deposits offset runoff from prior years' acquisitions and the loss of escrow balances related to mortgage servicing rights sold in mid-1994.

     Table 6 presents a summary of period-end deposit balances.

PROVISION FOR POSSIBLE LOAN LOSSES AND RELATED CREDIT QUALITY

     The provision for possible loan losses was $10.1 million in the second quarter of 1995, compared to $6.7 million in the second quarter of 1994 and $8.0 million in the first quarter of 1995. The provision for the six months ended June 30, 1995 was $18.1 million compared to $15.5 million for the same period of 1994, an increase of 17%. The higher provision reflects the
growth in loans over during the past year.   The balance in the
allowance for possible loan losses was $170.7 million or 1.70% of total loans at June 30, 1995, compared to $168.4 million or 1.70% at March 31, 1995 and $172.3 million or 1.81% at June 30, 1994.

     Net charge-offs were $7.9 million or .32% of average loans in the second quarter of 1995 compared to $7.5 million or .32% of average loans in the second quarter of 1994. Recoveries were $3.9 million in the second quarter of 1995 compared to $4.1 million in the same period of last year. Net charge-offs for the six months ended June 30, 1995 were $16.9 million compared to $18.4 million in the similar period of 1994. Net charge-offs represented .34% of average loans in the first six months of 1995 compared to .40% last year.

     Determining the level of the allowance for possible loan losses at any given date is difficult, particularly in a continually changing economy. Management must make estimates, using assumptions and information which are often subjective and changing. Management continues to review Meridian's loan portfolio in light of a changing economy and possible future changes in the banking and regulatory environment. In management's opinion, the allowance for possible loan losses is adequate at June 30, 1995.

     Table 7 presents an analysis of the activity in the allowance for possible loan losses. Table 8 presents a summary of various indicators of credit quality.

     Non-performing assets are comprised of non-accrual loans, loans categorized as troubled debt restructurings, and assets acquired in foreclosures. Non-performing assets do not include loans past due 90 days or more as to interest or principal which are well secured and in the process of collection, the majority of which represent residential mortgage loans. Non-performing assets totaled $117.6 million at June 30, 1995 compared to $131.7 million at March 31, 1995 and $143.6 million a year ago.

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

     Meridian's non-accrual loans, which totaled $98.9 million at June 30, 1995, included only three loans with balances in excess of $2.5 million. These three loans aggregated $36.4 million or 37% of total non-accrual loans at the end of the second quarter of 1995.

     A loan is categorized as a troubled debt restructuring if the original interest rate on the loan, repayment terms, or both, were restructured on a below market basis due to a deterioration in the financial condition of the borrower.

     Assets acquired in foreclosures (except consumer related), which totaled $15.2 million at the end of the second quarter of 1995, included only three properties with a balance in excess of $1.0 million. These properties had a balance of $4.5 million or 30% of assets acquired in foreclosures.

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

     Loan concentrations are considered to exist when a multiple number of borrowers are engaged in similar activities and have similar economic characteristics which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. At June 30, 1995, Meridian's commercial loans and commitments did not have any industry concentration or other known concentration that exceeded 10% of total loans and commitments.

     Potential problem loans consist of loans which are included in performing loans at June 30, 1995 but for which potential credit problems of the borrowers have caused management to have concerns as to the ability of such borrowers to comply with present repayment terms. At June 30, 1995, such potential problem loans, not included in Table 8, aggregated approximately $24 million compared to $35 million at March 31, 1995. Depending on the state of the economy and the impact thereof on Meridian's borrowers, as well as other future events, these loans and others not currently so identified could be classified as non-performing assets in the future.

     Meridian continues to service approximately $658 million of residential mortgage loans on which there is potential credit loss. This servicing was either originated by Meridian or purchased with recourse from other financial institutions. These institutions have since experienced financial difficulties, including bankruptcies. As of June 30, 1995, reserves of $10.6 million have been established in recognition of potential losses related to the recourse servicing portfolio.

NON-INTEREST INCOME

     Non-interest income was $67.1 million in the second quarter of 1995 compared to $55.3 million in the second quarter of last year, an increase of 21%. Non-interest income was $57.8 million in the first quarter of 1995.

     Trust revenues were $16.2 million in the second quarter of 1995, an increase of $5.0 million or 45% from the second quarter of 1994. Contributing to the higher level of revenues was the acquisition of McGlinn Capital Management, Inc. in July 1994, and increases in personal trust, corporate trust and investment advisory fees.

     Mortgage revenues declined by $1.1 million, or 26%, between the two quarters, reflecting lower servicing revenues due to the reduction in scope of Meridian's mortgage banking activities.

     Broker-dealer and investment banking revenues totaled
$13.7 million in the second quarter of 1995 compared to $14.2 million in the same period a year ago, a decrease of 3%.
The decrease in revenues reflects the impact of current financial market conditions.

     Service charges on deposits and fees for other customer services increased by $2.5 million, or 11%, for the three months ended June 30, 1995 compared to the same period of last year. Increases in certain fees for deposit products, as well as the introduction of new consumer-related demand deposit products, contributed to the higher level of service charges.

     Net securities gains were $3.6 million in the second quarter of 1995 compared to losses of $49 thousand in the same period of last year. The amount in 1995 was comprised of gains of $3.7 million and losses of $111 thousand. These gains do not include net gains of $339 thousand from sales primarily of certain mortgage-related investments, which are included in broker-dealer and investment banking revenues. The gains in 1995 resulted from the sale of investment securities either near the maturity date or for which Meridian had collected a substantial portion of the principal originally outstanding at the date of purchase.

     Non-interest income for the first six months of 1995 was $124.9 million compared to $113.3 million a year ago. The same factors that affected the quarter-to-quarter comparison contributed to the increase between the six month periods.

NON-INTEREST EXPENSES

     Non-interest expenses for the second quarter of 1995, excluding the $32.0 million restructuring charge, were $140.5 million compared to $145.0 million for the same quarter of 1994, a decrease of 3%. Non-interest expenses were unchanged from the first quarter of 1995.

     Salaries and employee benefits totaled $72.0 million in the second quarter of 1995 compared to $72.7 million in the second quarter of 1994, a decrease of 1%. The impact of staff reductions in most of Meridian's business units was partially offset by normal merit increases. Full-time equivalent staff levels were 6,571 at June 30, 1995 compared to 7,216 a year ago and 6,789 at March 31, 1995.

     Net occupancy and equipment expense was $20.7 million in the second quarter of 1995 compared to $20.9 million in the same period last year, a decrease of less than 1%.

     Other operating expenses were $47.8 million in the second quarter of 1995 compared to $51.5 million in the second quarter of 1994. Meridian's expense control efforts were reflected in reductions in various expense categories including consulting and other types of professional fees, loan and deposit-related expenses and stationery and supplies.

     Non-interest expenses for the six months ended June 30, 1995 were $280.9 million, down slightly from $281.9 million in the same period of last year. The same factors that affected the quarter-to-quarter change contributed to the change between the six month periods.

PROVISION FOR INCOME TAXES

     The provision for income taxes was $11.8 million in the second quarter of 1995, compared to $18.7 million in the same quarter of last year. The decline resulted from the lower level of income before taxes because of the restructuring charge recorded in the second quarter of this year.

     The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 31% in the second quarter of 1995, unchanged from the same quarter of 1994. The rate for the entire year of 1994 was 30%. The tax rate for both periods was less than the federal statutory rate of 35% primarily because of tax-exempt investment and loan income.

CAPITAL RESOURCES

     Shareholders' equity at June 30, 1995 was $1.24 billion compared to $1.21 billion at June 30, 1994, an increase of 2%. Shareholders' equity was $1.22 billion at March 31, 1995. The ratio of Shareholders' equity to assets was 8.29% at June 30, 1995 compared to 8.00% one year ago and 8.15% at March 31, 1995. The ratio of tangible shareholders' equity to assets, which excludes $126.4 million of intangible assets in 1995 and $98.5 million in 1994, was 7.51% at June 30, 1995 compared to 7.39% a year ago and 7.35% at March 31, 1995. The increase in intangible assets over the past year resulted from the acquisition of McGlinn Capital Management, Inc. in July 1994.

     Meridian's capital adequacy at June 30, 1995 can be determined by analyzing the capital ratios presented in Table 11. Meridian's consolidated ratios at June 30, 1995 exceeded all regulatory requirements. The risk-based capital ratio was 12.76% at June 30, 1995 compared to 13.30% a year ago and 12.80% at March 31, 1995. The risk-based capital ratios of each of Meridian's commercial banks also exceeded regulatory requirements at June 30, 1995, as shown in the table.

     Federal Reserve Board guidelines define a well capitalized institution as having a Tier 1 capital ratio of 6% or more, a total risk-based capital ratio of 10% or more, and a leverage ratio of 5% or more. Meridian's consolidated ratios at June 30, 1995 exceeded these guidelines, as did the ratios of each of Meridian's commercial banks.

INDUSTRY SEGMENTS

     Table 12 presents a summary of the operating results of Meridian's two reportable industry segments.

     Banking. The banking unit provides a full range of retail and corporate banking, and trust and asset management services to customers in central and eastern Pennsylvania, as well as Delaware and southern New Jersey.

     Banking unit income before the restructuring charge was $45.1 million in the second quarter of 1995 compared to net income of $37.6 million for the same period of last year, an increase of 20%. After the restructuring charge of $27.0 million (after-tax $17.5 million), net income was $27.5 million in the second quarter of 1995.

     Net interest income was $152.1 million in the second quarter of 1995 compared to $154.2 million in the second quarter of 1994. The positive impact on net interest income of earning asset growth was offset by a decline in the net interest margin as a result of asset and liability repricing in the higher short-term interest rate environment in 1995. The provision for possible loan losses increased by $3.4 million between the two quarters. The higher provision reflects the growth in loans during the past year. Non-interest income increased by $12.2 million, or 30%, as increases in trust revenues and other fee-related revenues more than offset a decline in mortgage servicing revenues. Non-interest expenses declined by $5.8 million, or 4%, reflecting the impact of Meridian's expense control efforts.

     Banking unit income before the restructuring charge was $85.3 million in the first six months of 1995 compared to $73.1 million for the same period of last year, an increase of 17%. After the restructuring charge of $27.0 million (after-tax $17.5 million), net income was $67.7 million in the first six months of 1995. The same factors that affected the quarter-to-quarter comparison contributed to the increase between the two six-month periods.

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

     The securities unit reported income before the restructuring charge of $1.7 million in the second quarter of 1995 compared to $3.2 million in the second quarter of 1994. The decline in income resulted primarily from an increase in operating expenses without a commensurate increase in revenues. The increase in operating expenses resulted from the acquisition of a broker-dealer company in mid-1994. Revenues declined by 3% between the quarters,reflecting the impact of current financial market conditions. After the restructuring charge of $5.0 million (after-tax $3.3 million), the securities unit reported a net loss of $1.6 million in the second quarter of 1995.

     For the first six months of 1995, the securities unit reported income before the restructuring charge of $2.7 million compared to $5.5 million in the similar period of 1994. After the restructuring charge of $5.0 million (after-tax
$3.3 million), the securities unit reported a net loss of $565 thousand in the first six months of 1995. The same factors that affected the quarter-to-quarter comparison contributed to the decline between the two six-month periods.

TABLE 1: NET INTEREST INCOME, AVERAGE BALANCES AND RATES
(Dollars in Thousands)
                                                                 1995                               1994
                                                    Three Months Ended June 30      Three Months Ended June 30
                                                               Interest  Average                  Interest  Average
                                                      Average   Income/  Yield/          Average   Income/  Yield/
                                                      Balance   Expense   Rate           Balance   Expense   Rate
                                                  ------------ --------- ------     ------------- --------- ------
ASSETS
Interest-Earning Assets
  Short-Term Investments
    Interest-Bearing Deposits in Other Banks.....    $104,524    $1,668   6.40%         $101,229    $1,093   4.33%
    Federal Funds Sold and Securities Purchased
      Under Agreements to Resell.................      45,592       580   5.10           110,027     1,011   3.69
      Total Short-Term Investments...............     150,116     2,248   6.01           211,256     2,104   3.99
  Trading Account Assets (1).....................     348,535     6,376   7.32           167,541     2,822   6.74
  Investment Securities Available for Sale (1)...     456,252     8,106   7.11           308,353     5,787   7.51
  Investment Securities
    Taxable......................................   2,386,557    34,011   5.72         2,544,162    33,764   5.32
    Non-Taxable (1)..............................     307,357     6,394   8.32           331,091     6,822   8.24
      Total Investment Securities................   2,693,914    40,405   6.01         2,875,253    40,586   5.66
  Loans Held for Sale............................      95,875     2,005   8.37           354,754     6,727   7.58
  Loans
    Commercial (1)...............................   6,110,995   142,526   9.35         5,634,945   112,225   7.99
    Real Estate-Residential......................   1,248,191    25,994   8.33         1,052,036    20,913   7.95
    Consumer.....................................   2,617,806    58,858   9.02         2,658,040    55,119   8.32
      Total Loans (2)............................   9,976,992   227,378   9.14         9,345,021   188,257   8.08
      Total Interest-Earning Assets..............  13,721,684   286,518   8.37        13,262,178   246,283   7.44
Allowance for Possible Loan Losses...............    (171,050)       --     --          (175,075)        -     --
Non-Interest Earning Assets......................   1,306,207        --     --         1,363,232         -     --
      Total Assets, Interest Income.............. $14,856,841  $286,518   7.73%      $14,450,335  $246,283   6.83%

LIABILITIES
Interest-Bearing Liabilities
  Interest-Bearing Deposits
    NOW Accounts.................................  $1,460,317    $6,698   1.84%       $1,476,267    $4,707   1.28%
    Savings Deposits.............................   1,757,146    11,160   2.55         1,978,187     9,956   2.02
    Money Market Deposit Accounts................   2,174,373    19,325   3.56         2,317,536    13,157   2.28
    Short-Term Time Deposits.....................     577,603     6,359   4.42           753,259     5,706   3.04
    Long-Term Time Deposits......................   2,787,830    40,921   5.89         2,427,049    26,197   4.33
    Certificates of Deposits of $100,000 or More.     805,475    11,958   5.95           471,629     5,657   4.81
      Total Interest-Bearing Deposits............   9,562,744    96,421   4.04         9,423,927    65,380   2.78
  Short-Term Borrowings
    Federal Funds Purchased and Securities
      Sold Under Agreements to Repurchase........   1,506,664    21,910   5.83         1,223,315    11,632   3.81
    Other Short-Term Borrowings..................     249,696     3,806   6.11           231,220     2,673   4.64
      Total Short-Term Borrowings................   1,756,360    25,716   5.87         1,454,535    14,305   3.94
  Long-Term Debt and Other Borrowings............     392,121     7,017   7.16           364,471     6,195   6.80
      Total Interest-Bearing Liabilities.........  11,711,225   129,154   4.42        11,242,933    85,880   3.06
Non-Interest Sources to Fund
  Interest-Earning Assets
    Non-Interest Bearing Deposits................   1,683,525        --     --         1,746,295        --     --
    Other Liabilities............................     227,711        --     --           270,113        --     --
    Shareholders' Equity.........................   1,234,380        --     --         1,190,994        --     --
      Total Non-Interest Sources to Fund
        Interest-Earning Assets..................   3,145,616        --     --         3,207,402        --     --
      Total Liabilities and Shareholders' Equity,
        Interest Expense......................... $14,856,841   129,154   3.49%      $14,450,335    85,880   2.38%
NET INTEREST INCOME..............................              $157,364                           $160,403
  NET INTEREST SPREAD (3)........................                         3.95%                              4.38%
  EFFECT OF NON-INTEREST BEARING FUNDS...........                         0.65%                              0.47%
  NET INTEREST MARGIN (4)........................                         4.60%                              4.85%

                                                                 1995
                                                     Three Months Ended March 31
                                                               Interest  Average
                                                      Average   Income/  Yield/
                                                      Balance   Expense   Rate
                                                  ------------ --------- ------
ASSETS
Interest-Earning Assets
  Short-Term Investments
    Interest-Bearing Deposits in Other Banks.....    $119,082    $1,798   6.12%
    Federal Funds Sold and Securities Purchased
      Under Agreements to Resell.................      54,231       667   4.99
      Total Short-Term Investments...............     173,313     2,465   5.77
  Trading Account Assets (1).....................     333,777     6,350   7.61
  Investment Securities Available for Sale (1)...     435,112     7,638   7.02
  Investment Securities
    Taxable......................................   2,478,872    35,900   5.81
    Non-Taxable (1)..............................     319,619     6,645   8.32
      Total Investment Securities................   2,798,491    42,545   6.10
  Loans Held for Sale............................      98,570     2,104   8.54
  Loans
    Commercial (1)...............................   5,966,633   135,630   9.22
    Real Estate-Residential......................   1,222,326    25,155   8.23
    Consumer.....................................   2,586,091    56,007   8.78
      Total Loans (2)............................   9,775,050   216,792   8.98
      Total Interest-Earning Assets..............  13,614,313   277,894   8.25
Allowance for Possible Loan Losses...............    (172,881)       --     --
Non-Interest Earning Assets......................   1,380,673        --     --
      Total Assets, Interest Income.............. $14,822,105  $277,894   7.58%

LIABILITIES
Interest-Bearing Liabilities
  Interest-Bearing Deposits
    NOW Accounts.................................  $1,471,503    $7,109   1.96%
    Savings Deposits.............................   1,810,738    11,709   2.62
    Money Market Deposit Accounts................   2,242,998    19,633   3.55
    Short-Term Time Deposits.....................     619,635     6,023   3.94
    Long-Term Time Deposits......................   2,652,263    37,372   5.71
    Certificates of Deposits of $100,000 or More.     601,151     8,570   5.78
      Total Interest-Bearing Deposits............   9,398,288    90,416   3.90
  Short-Term Borrowings
    Federal Funds Purchased and Securities
      Sold Under Agreements to Repurchase........   1,622,883    22,710   5.68
    Other Short-Term Borrowings..................     234,535     3,544   6.13
      Total Short-Term Borrowings................   1,857,418    26,254   5.73
  Long-Term Debt and Other Borrowings............     368,677     6,588   7.15
      Total Interest-Bearing Liabilities.........  11,624,383   123,258   4.30
Non-Interest Sources to Fund
  Interest-Earning Assets
    Non-Interest Bearing Deposits................   1,699,515        --     --
    Other Liabilities............................     295,015        --     --
    Shareholders' Equity.........................   1,203,192        --     --
      Total Non-Interest Sources to Fund
        Interest-Earning Assets..................   3,197,722        --     --
      Total Liabilities and Shareholders' Equity,
        Interest Expense......................... $14,822,105   123,258   3.37%
NET INTEREST INCOME..............................              $154,636
  NET INTEREST SPREAD (3)........................                         3.95%
  EFFECT OF NON-INTEREST BEARING FUNDS...........                         0.63%
  NET INTEREST MARGIN (4)........................                         4.58%

                                                                 1995                               1994
                                                      Six Months Ended June 30           Six Months Ended June 30
                                                               Interest  Average                  Interest  Average
                                                      Average   Income/  Yield/          Average   Income/   Yield/
                                                      Balance   Expense   Rate           Balance   Expense   Rate
                                                  ------------ --------- -------     ------------- -------- -------
ASSETS
Interest-Earning Assets
  Short-Term Investments
    Interest-Bearing Deposits in Other Banks.....    $111,843    $3,466   6.25%          $96,728    $1,862   3.88%
    Federal Funds Sold and Securities Purchased
      Under Agreements to Resell.................      49,888     1,247   5.04            78,350     1,392   3.58
      Total Short-Term Investments...............     161,731     4,713   5.88           175,078     3,254   3.75
  Trading Account Assets (1).....................     341,196    12,726   7.46           140,969     4,705   6.68
  Investment Securities Available for Sale (1)...     445,748    15,744   7.06           289,514    10,586   7.31
  Investment Securities
    Taxable......................................   2,432,480    69,911   5.77         2,466,986    64,996   5.29
    Non-Taxable (1)..............................     313,455    13,039   8.32           341,627    14,132   8.27
      Total Investment Securities................   2,745,935    82,950   6.05         2,808,613    79,128   5.65
  Loans Held for Sale............................      97,377     4,109   8.44           364,381    13,131   7.21
  Loans
    Commercial (1)...............................   6,039,178   278,156   9.29         5,546,186   213,059   7.75
    Real Estate-Residential......................   1,235,329    51,149   8.28         1,031,307    41,820   8.11
    Consumer.....................................   2,602,037   114,865   8.90         2,607,689   107,098   8.28
      Total Loans (2)............................   9,876,544   444,170   9.06         9,185,182   361,977   7.94
      Total Interest-Earning Assets..............  13,668,531   564,412   8.31        12,963,737   472,781   7.34
Allowance for Possible Loan Losses...............    (171,957)       --     --          (176,241)        -     --
Non-Interest Earning Assets......................   1,339,957        --     --         1,400,829         -     --
      Total Assets, Interest Income.............. $14,836,531  $564,412   7.65%      $14,188,325  $472,781   6.70%

LIABILITIES
Interest-Bearing Liabilities
  Interest-Bearing Deposits
    NOW Accounts.................................  $1,465,879   $13,807   1.90%       $1,462,172    $9,207   1.27%
    Savings Deposits.............................   1,783,793    22,869   2.59         1,937,869    18,718   1.95
    Money Market Deposit Accounts................   2,208,496    38,958   3.56         2,327,605    24,953   2.16
    Short-Term Time Deposits.....................     598,503    12,382   4.17           769,580    12,175   3.19
    Long-Term Time Deposits......................   2,720,421    78,293   5.80         2,449,734    50,967   4.20
    Certificates of Deposits of $100,000 or More.     703,877    20,528   5.88           464,051    10,787   4.69
      Total Interest-Bearing Deposits............   9,480,969   186,837   3.97         9,411,011   126,807   2.72
  Short-Term Borrowings
    Federal Funds Purchased and Securities
      Sold Under Agreements to Repurchase........   1,564,450    44,620   5.75           945,106    16,451   3.51
    Other Short-Term Borrowings..................     242,158     7,350   6.12           215,998     4,326   4.04
      Total Short-Term Borrowings................   1,806,608    51,970   5.80         1,161,104    20,777   3.61
  Long-Term Debt and Other Borrowings............     380,464    13,605   7.15           392,190    13,353   6.81
      Total Interest-Bearing Liabilities.........  11,668,041   252,412   4.36        10,964,305   160,937   2.96
Non-Interest Sources to Fund
  Interest-Earning Assets
    Non-Interest Bearing Deposits................   1,691,476        --     --         1,733,391        --     --
    Other Liabilities............................     258,146        --     --           305,376        --     --
    Shareholders' Equity.........................   1,218,868        --     --         1,185,253        --     --
      Total Non-Interest Sources to Fund
        Interest-Earning Assets..................   3,168,490        --     --         3,224,020        --     --
      Total Liabilities and Shareholders' Equity,
        Interest Expense......................... $14,836,531   252,412   3.43%      $14,188,325   160,937   2.29%
NET INTEREST INCOME..............................              $312,000                           $311,844
  NET INTEREST SPREAD (3)........................                         3.95%                              4.38%
  EFFECT OF NON-INTEREST BEARING FUNDS...........                         0.64%                              0.46%
  NET INTEREST MARGIN (4)........................                         4.59%                              4.84%


(1) The indicated interest income and average yields are presented on a taxable-equivalent basis. The taxable-equivalent adjustments included above are $4,077, $4,559, $4,159, $8,236 and $ 9,072 for the second quarter of
     1995 and 1994, the first quarter of 1995 and the first six months of 1995 and 1994, respectively.
(2) Loan fees have been included in interest income. Average loan balances include non-accrual loans.
(3) Net Interest Spread is the arithmetic difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.
(4) Net Interest Margin is computed by dividing net interest income by average interest-earning assets.

  Table 2:  OFF-BALANCE SHEET DERIVATIVES
            MATURITIES AND OTHER INFORMATION

  June 30, 1995
  (Dollars in Thousands)                                                                                    1999
                                                                                                            and
  Consolidated Notional Amount                              1995         1996        1997       1998       Beyond       Total
    Related to Interest Rate Risk Management............   $696,066   $1,055,777   $783,587   $406,247     $736,577   $3,678,254
    Related to Securities Unit (Broker-Dealer
      Activities).......................................    114,857      113,665    148,136    104,338      843,238    1,324,234

      Consolidated Derivatives..........................   $810,923   $1,169,442   $931,723   $510,585   $1,579,815   $5,002,488

  Related to Interest Rate Risk Management

  Interest Rate Swaps
    Fixed Rate Receive
          Notional Amount...............................   $500,000     $950,000   $522,637   $300,000      $50,000   $2,322,637
          Weighted Average Fixed Rate Receive...........       5.93%        5.86%      5.65%      5.37%        6.57%        5.78%
          Weighted Average Floating Rate Pay............       6.38%        6.07%      6.14%      6.18%        6.07%        6.17%

    Fixed Rate Pay
          Notional Amount...............................     50,000            -          -          -            -       50,000
          Weighted Average Floating Rate Receive........       9.00%           -          -          -            -         9.00%
          Weighted Average Fixed Rate Pay...............       6.81%           -          -          -            -         6.81%

    Floating Rate Receive and Pay -- Basis Swaps
          Notional Amount...............................          -      100,000    150,000          -            -     $250,000
          Weighted Average Floating Rate Receive........          -         6.19%      6.19%         -            -         6.19%
          Weighted Average Floating Rate Pay............          -         6.10%      6.07%         -            -         6.08%

    Purchased Interest Rate Floors
          Notional Amount...............................          -            -    100,000          -      425,000      525,000
          Weighted Average Rate.........................          -            -       7.00%         -         6.50%        6.60%

    Interest Rate Collars
          Notional Amount...............................          -            -          -    100,000      100,000      200,000
          Weighted Average Rate on Floors...............          -            -          -       6.25%        6.00%        6.13%
          Weighted Average Rate on Caps.................          -            -          -       8.12%        8.80%        8.46%

    Notional Amount of Other Contracts
          Interest Rate Caps and Floors for Customers...     27,489        5,777     10,950      6,247      161,577      212,040
          Other.........................................    118,577            -          -          -            -      118,577

  Total Interest Rate Risk Management...................   $696,066   $1,055,777   $783,587   $406,247     $736,577   $3,678,254

  June 30, 1995                                                                      Net
  (Dollars in Thousands)                                                          Unrealized
                                                         Unrealized   Unrealized    Gains
  Consolidated Notional Amount                             Gains        Losses     (Losses)
    Related to Interest Rate Risk Management............    $27,548     ($16,346)   $11,202
    Related to Securities Unit (Broker-Dealer
      Activities).......................................     15,417       (2,718)    12,699

      Consolidated Derivatives..........................    $42,965     ($19,064)   $23,901

  Related to Interest Rate Risk Management

  Interest Rate Swaps
    Fixed Rate Receive
          Notional Amount...............................     $7,279     ($16,346)   ($9,067)
          Weighted Average Fixed Rate Receive...........
          Weighted Average Floating Rate Pay............

    Fixed Rate Pay
          Notional Amount...............................        166            -        166
          Weighted Average Floating Rate Receive........
          Weighted Average Fixed Rate Pay...............

    Floating Rate Receive and Pay -- Basis Swaps
          Notional Amount...............................          -            -          -
          Weighted Average Floating Rate Receive.............
          Weighted Average Floating Rate Pay.................

    Purchased Interest Rate Floors
          Notional Amount...............................     16,543            -     16,543
          Weighted Average Rate.........................

    Interest Rate Collars
          Notional Amount...............................      3,560            -      3,560
          Weighted Average Rate on Floors...............
          Weighted Average Rate on Caps.................

    Notional Amount of Other Contracts
          Interest Rate Caps and Floors for Customers...          -            -          -
          Other.........................................          -            -          -

  Total Interest Rate Risk Management...................    $27,548     ($16,346)   $11,202


Notes
1. Maturity information reflects contractual terms based on interest rates in effect at June 30, 1995.
2. Fixed rate receive swaps convert retail deposits to floating rates.
3. Fixed rates shown are rates over the life of the swaps; floating rates represent rates in effect at June 30, 1995.
4. Fixed rate receive swaps contain $213 million of indexed amortizing swaps, where amortization of the notional amount is dependent upon the level of short term interest rates.
5. Basis swaps are based on the receipt of three month LIBOR and the payment of one month LIBOR.
6. Weighted average rates shown for purchased floors are the exercise rates; payments would be received when market rates are below these predetermined exercise rates.
7. Interest rate collars combine the purchase of a floor with the sale of a cap; payments would be received when market rates are below a predetermined level and payments would be made when market rates are above a predetermined level.
8. Other contracts include customer caps and floors, forward delivery instruments to manage risks from mortgage operations, and foreign exchange contracts.

  June 30, 1995
  (Dollars in Thousands)                                                                                    1999
                                                                                                            and
  Related to Securities Unit (Broker-Dealer Activities)     1995         1996        1997       1998       Beyond       Total
    Interest Rate Swaps
      Fixed Rate Receive
          Notional Amount...............................          -            -          -          -       $8,000       $8,000
          Weighted Average Fixed Rate Receive...........          -            -          -          -         7.09%        7.09%
          Weighted Average Floating Rate Pay............          -            -          -          -         6.11%        6.11%

    Tender Option Bonds
          Notional Amount...............................    $13,036      $60,685   $100,335    $15,420       43,497      232,973
          Weighted Average Fixed Rate Receive...........       8.11%        7.97%      7.88%      7.76%        8.04%        7.94%
          Weighted Average Floating Rate Pay............       4.79%        4.67%      4.88%      4.31%        5.29%        4.86%

    Treasury Float Contracts............................     31,602       43,265     42,964     83,202      741,614      942,647

    Commitments to Purchase or
      Sell Mortgages and Securities.....................     70,219        9,715      4,837      5,716       50,127      140,614

  Total Securities Unit.................................   $114,857     $113,665   $148,136   $104,338     $843,238   $1,324,234

                                                                                              Net
                                                                                  Unrealized
                                                         Unrealized   Unrealized    Gains
  Related to Securities Unit (Broker-Dealer Activities)    Gains        Losses     (Losses)
    Interest Rate Swaps
      Fixed Rate Receive
          Notional Amount...............................       $416            -       $416
          Weighted Average Fixed Rate Receive...........
          Weighted Average Floating Rate Pay............

    Tender Option Bonds
          Notional Amount...............................      8,893      ($2,147)     6,746
          Weighted Average Fixed Rate Receive...........
          Weighted Average Floating Rate Pay............

    Treasury Float Contracts............................      4,724            -      4,724

    Commitments to Purchase or
      Sell Mortgages and Securities.....................      1,384         (571)       813

  Total Securities Unit.................................    $15,417      ($2,718)   $12,699


Notes
1. Maturity information reflects expected maturity based on interest rates in effect at June 30, 1995.
2.   Fixed rates shown are rates over the life of the swaps;
     floating rates represent rates in effect at June 30, 1995.

    Table 3:          ACTIVITY IN DERIVATIVES RELATED TO INTEREST RATE RISK MANAGEMENT


    NOTIONAL AMOUNTS
    (Dollars in Thousands)

                                     FIXED RATE      FIXED RATE
                                   RECEIVE SWAPS    RECEIVE SWAPS   FIXED RATE  BASIS   PURCHASED
                                    OUTSTANDING     FORWARD START   PAY SWAPS   SWAPS     FLOORS     COLLARS      TOTAL
                                   -------------- ----------------- --------- --------- ---------- ----------- -----------
    Balance at January 1, 1994....    $2,060,000          $150,000  $100,000         -          -           -  $2,310,000

    Maturities....................      (550,000)                -   (50,000)        -          -           -    (600,000)
    Terminations..................      (225,000)                -         -         -          -           -    (225,000)
    New contracts.................       875,000           525,000         -         -   $500,000           -   1,900,000
    Forwards becoming effective...       625,000          (625,000)        -         -          -           -           -
                                   -------------- ----------------- --------- --------- ---------- ----------- -----------
    Balance at December 31, 1994..     2,785,000            50,000    50,000         -    500,000           -   3,385,000
                                   ============== ================= ========= ========= ========== =========== ===========
    Maturities.....................     (337,363)                -         -         -          -           -    (337,363)
    Terminations...................     (275,000)                -         -         -   (100,000)          -    (375,000)
    New contracts..................       50,000            50,000         -  $250,000    125,000    $200,000     675,000
    Forwards becoming effective....      100,000          (100,000)        -         -          -           -           -
                                   -------------- ----------------- --------- --------- ---------- ----------- -----------
    Balance at June 30, 1995......    $2,322,637                 -   $50,000  $250,000   $525,000    $200,000  $3,347,637 (1)
                                   ============== ================= ========= ========= ========== =========== ===========


(1) Excludes customer caps and floors, forward delivery instruments to manage risks from mortgage operations, and foreign exchange contracts aggregating $330.6 million at June 30, 1995.

TABLE 4: LOANS
(Dollars in Thousands)
                                                June 30, 1995         June 30, 1994         December 31, 1994
                                                   Amount        %        Amount      %        Amount        %
                                                -------------  -----  ------------- -----   ------------   -----
Commercial Loans
   Real Estate - Commercial Mortgage...........  $1,720,334      17%    $1,641,317    17%    $1,702,816      17%
   Real Estate - Construction..................     254,219       3        300,878     3        278,271       3
   Commercial, Financial and Agricultural......   4,150,666      41      3,731,294    39      3,966,785      41
                                                ------------   -----   ------------ -----   ------------   -----
      Total Commercial Loans...................   6,125,219      61      5,673,489    59      5,947,872      61
                                                ------------   -----   ------------ -----   ------------   -----
Real Estate - Residential......................   1,271,420      13      1,133,624    12      1,217,142      12
Consumer Loans
   Real Estate - Home Equity...................   1,141,237 (1)  11        720,556     8        744,173       8
   Direct Auto Loans...........................      69,558       1         91,121     1         91,834       1
   Indirect Auto Loans.........................     932,782       9        905,942    10        967,783      10
   Autos Under Lease...........................     132,879       1        122,710     1        118,483       1
   Other Consumer Loans........................     383,597 (2)   4        873,055     9        676,236 (2)   7
                                                ------------   -----   ------------ -----   ------------   -----
      Total Consumer Loans.....................   2,660,053      26      2,713,384    29      2,598,509      27
                                                ------------   -----   ------------ -----   ------------   -----
         Total Loans, Net of Unearned Discount. $10,056,692     100%    $9,520,497   100%    $9,763,523     100%
                                                ============   =====   ============ =====   ============   =====


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

TABLE 5: INVESTMENT SECURITIES AND INVESTMENT SECURITIES AVAILABLE FOR SALE
(Dollars In Thousands)
  Investment Securities

     A summary of the amortized cost and approximate fair value of investment securities is as follows:

                                                  June 30, 1995            June 30, 1994       December 31, 1994
                                                        Approximate             Approximate             Approximate
                                            Amortized      Fair      Amortized     Fair      Amortized      Fair
                                               Cost        Value       Cost        Value       Cost        Value
                                           ------------ ----------- ----------- ----------- ----------- ------------
United States Government Securities......     $627,729    $622,554    $710,321    $693,172    $667,031     $638,476
Mortgage-Backed Securities
   Collateralized Mortgage Obligations...    1,283,455   1,268,480   1,343,007   1,301,817   1,380,105    1,311,068
   Other ................................      189,679     190,301     249,753     247,297     231,290      222,298
                                           ------------ ----------- ----------- ----------- ----------- ------------
      Total Mortgage-Backed Securities...    1,473,134   1,458,781   1,592,760   1,549,114   1,611,395    1,533,366
State and Municipal Securities...........      297,607     301,433     411,074     411,699     335,401      327,811
Other Securities.........................      203,461     202,527     284,559     280,922     258,592      253,654
                                           ------------ ----------- ----------- ----------- ----------- ------------
      Total Investment Securities........   $2,601,931  $2,585,295  $2,998,714  $2,934,907  $2,872,419   $2,753,307
                                           ============ =========== =========== =========== =========== ============

     A summary of gross unrealized gains and losses on investment securities is as follows:

                                                  June 30, 1995            June 30, 1994       December 31, 1994
                                              Gross        Gross       Gross       Gross       Gross       Gross
                                            Unrealized  Unrealized  Unrealized  Unrealized  Unrealized   Unrealized
                                              Gains       Losses       Gains      Losses       Gains       Losses
                                           ------------ ----------- ----------- ----------- ----------- ------------
United States Government Securities......       $1,271      $6,446      $1,007     $18,156        $162      $28,717
Mortgage-Backed Securities
   Collateralized Mortgage Obligations...        3,239      18,214         657      41,847          75       69,112
   Other ................................        2,498       1,876       3,431       5,887       1,056       10,048
                                           ------------ ----------- ----------- ----------- ----------- ------------
      Total Mortgage-Backed Securities...        5,737      20,090       4,088      47,734       1,131       79,160
State and Municipal Securities...........        5,201       1,375       5,353       4,728       2,802       10,392
Other Securities.........................          161       1,095         724       4,361         128        5,066
                                           ------------ ----------- ----------- ----------- ----------- ------------
      Total Investment Securities........      $12,370     $29,006     $11,172     $74,979      $4,223     $123,335
                                           ============ =========== =========== =========== =========== ============

Investment Securities Available for Sale

     A summary of the amortized cost and approximate fair value of investment securities available for sale is as follows:

                                                  June 30, 1995            June 30, 1994       December 31, 1994
                                                        Approximate             Approximate             Approximate
                                            Amortized      Fair      Amortized     Fair      Amortized      Fair
                                               Cost        Value       Cost        Value       Cost        Value
                                           ------------ ----------- ----------- ----------- ----------- ------------
United States Government Securities......     $236,488    $240,984    $189,546    $188,180    $282,500     $274,594
Mortgage-Backed Securities
   Collateralized Mortgage Obligations...       60,792      61,983          54          54      25,089       24,260
   Other ................................       88,191      89,235     103,007     101,745      96,501       91,678
                                           ------------ ----------- ----------- ----------- ----------- ------------
      Total Mortgage-Backed Securities...      148,983     151,218     103,061     101,799     121,590      115,938
State and Municipal Securities...........       29,826      30,582      37,144      38,719      32,530       33,362
Other Securities.........................        7,220       9,371      18,820      22,270       9,163       11,100
      Total Investment Securities          ------------ ----------- ----------- ----------- ----------- ------------
        Available for Sale..........          $422,517    $432,155    $348,571    $350,968    $445,783     $434,994
                                           ============ =========== =========== =========== =========== ============

     A summary of gross unrealized gains and losses on investment securities available for sale is as follows:

                                                  June 30, 1995            June 30, 1994       December 31, 1994
                                              Gross        Gross       Gross       Gross       Gross       Gross
                                            Unrealized  Unrealized  Unrealized  Unrealized  Unrealized   Unrealized
                                              Gains       Losses       Gains      Losses       Gains       Losses
                                           ------------ ----------- ----------- ----------- ----------- ------------
United States Government Securities......       $4,794        $298        $722      $2,088        $105       $8,011
Mortgage-Backed Securities
   Collateralized Mortgage Obligations...        1,191           -          -            -           -          829
   Other ................................        1,250         206         289      $1,551          72        4,895
                                           ------------ ----------- ----------- ----------- ----------- ------------
      Total Mortgage-Backed Securities...        2,441         206         289      $1,551          72        5,724
State and Municipal Securities...........          762           6       1,634          59         958          126
Other Securities.........................        2,248          97       3,627         177       2,121          184
                                           ------------ ----------- ----------- ----------- ----------- ------------
      Total Investment Securities
        Available for Sale..........           $10,245        $607      $6,272       3,875      $3,256      $14,045
                                           ============ =========== =========== =========== =========== ============

          TABLE 6: DEPOSITS
          (Dollars In Thousands)
                                                             June 30, 1995         June 30, 1994    December 31, 1994
                                                           Amount        %       Amount        %       Amount       %
                                                        -------------  -----  -------------  -----  ------------  -----
          Non-Interest Bearing Deposits.................  $1,877,744     16%    $1,945,351     17%   $1,998,660     18%
          NOW Accounts..................................   1,457,139     13      1,509,475     13     1,523,834     13
          Savings Deposits..............................   1,741,961     15      2,068,755     18     1,846,758     16
          Money Market Deposit Accounts.................   2,167,371     19      2,326,322     20     2,287,039     20
          Short-Term Time Deposits......................     571,916      5        766,194      6       638,823      6
          Long-Term Time Deposits.......................   2,793,500     24      2,577,105     22     2,586,443     23
          Certificates of Deposit of $100,000 or More...     919,245      8        473,581      4       498,010      4
                                                        -------------  -----  -------------  -----  ------------  -----
              Total..................................... $11,528,876    100%   $11,666,783    100%  $11,379,567    100%
                                                        =============  =====  =============  =====  ============  =====

    TABLE 7: ALLOWANCE FOR POSSIBLE LOAN LOSSES
    (Dollars In Thousands)

                                                                   Three Months Ended                           Six Months Ended
                                             --------- ----------------------------------------------------   -------------------
                                             June 30,    March 31, December 31,   September 30,   June 30,    June 30,  June 30,
                                               1995       1995         1994          1994         1994          1995      1994
                                             --------- ----------- ------------ -------------- -----------    --------- ---------
    Balance at Beginning of Period.......... $168,426    $169,402     $173,503       $172,343    $173,021     $169,402  $175,078

    Additions (Deductions):
       Loans Charged-Off:
          Commercial (includes
               Commercial Real Estate)......   (6,708)     (8,397)     (12,182)        (7,621)     (3,672)     (15,105)  (12,096)
          Real Estate - Residential.........     (619)       (499)        (989)          (838)     (5,165)      (1,118)   (7,473)
          Consumer..........................   (4,392)     (3,014)      (3,035)        (2,808)     (2,750)      (7,406)   (5,191)
                                             --------- ----------- ------------ -------------- -----------    --------- ---------
                   Total Loans Charged-Off..  (11,719)    (11,910)     (16,206)       (11,267)    (11,587)     (23,629)  (24,760)
                                             --------- ----------- ------------ -------------- -----------    --------- ---------
       Recoveries on Charged-Off Loans:
          Commercial (includes
               Commercial Real Estate)......    2,102       1,485        7,063          3,528       2,524        3,587     3,792
          Real Estate - Residential.........       76          80           45            216         132          156       199
          Consumer..........................    1,678       1,348        1,305          1,161       1,415        3,026     2,371
                                             --------- ----------- ------------ -------------- -----------    --------- ---------
                  Total Recoveries on
                          Charged-Off Loans.    3,856       2,913        8,413          4,905       4,071        6,769     6,362
                                             --------- ----------- ------------ -------------- -----------    --------- ---------

       Net Loans Charged-Off................   (7,863)     (8,997)      (7,793)        (6,362)     (7,516)     (16,860)  (18,398)
                                             --------- ----------- ------------ -------------- -----------    --------- ---------

        Acquired Allowances.................        -           -            -          1,029         139            -       139
        Other Deductions....................        -           -       (2,377)             -           -            -         -

       Provision Charged to
                Operating Expense...........   10,121       8,021        6,069          6,493       6,699       18,142    15,524
                                             --------- ----------- ------------ -------------- -----------    --------- ---------
    Balance at End of Period................ $170,684    $168,426     $169,402       $173,503    $172,343     $170,684  $172,343
                                             ========= =========== ============ ============== ===========    ========= =========

    Net Charge-Offs to Average Loans........     0.32%       0.37%        0.32%          0.27%       0.32%        0.34%     0.40%

TABLE 8: CREDIT QUALITY
(Dollars in Thousands)
                                                            June 30,     March 31,  December 31,   September 30,   June 30,
                                                               1995        1995        1994           1994           1994
                                                           ----------- ----------- ------------   ------------- -------------
Non-Accrual Loans
   Commercial
     Real Estate-Commercial Mortgage......................    $31,620     $23,152      $32,521         $35,152       $35,021
     Real Estate-Construction.............................      1,786       2,059        3,000           6,492         8,808
     Commercial, Financial and Agricultural...............     50,872      63,054       42,899          46,459        52,654
                                                           ----------- ----------- ------------   ------------- -------------
        Total Commercial..................................     84,278      88,265       78,420          88,103        96,483
   Real Estate-Residential................................     13,562      16,235       16,370          13,304        15,472
   Consumer...............................................        997         817          233             822           758
                                                           ----------- ----------- ------------   ------------- -------------
        Total Non-Accrual Loans...........................     98,837     105,317       95,023         102,229       112,713
                                                           ----------- ----------- ------------   ------------- -------------
Restructured Loans
   Real Estate-Commercial Mortgage........................        761         769          761              10            10
   Real Estate-Construction...............................         29          31           33              34            37
   Commercial, Financial and Agricultural.................        331         349          351           1,138         1,086
                                                           ----------- ----------- ------------   ------------- -------------
        Total Restructured Loans..........................       1121       1,149        1,145           1,182         1,133
                                                           ----------- ----------- ------------   ------------- -------------
             TOTAL NON-PERFORMING LOANS...................     99,958     106,466       96,168         103,411       113,846
                                                           ----------- ----------- ------------   ------------- -------------
Assets Acquired in Foreclosures
     Foreclosed Real Estate...............................     15,156      23,338       23,392          23,519        28,058
     Assets Related to Consumer Loans.....................      2,475       1,923        2,178           1,127         1,677
                                                           ----------- ----------- ------------   ------------- -------------
       Total Assets Acquired..............................     17,631      25,261       25,570          24,646        29,735
                                                           ----------- ----------- ------------   ------------- -------------
             TOTAL NON-PERFORMING ASSETS..................   $117,589    $131,727     $121,738        $128,057      $143,581
                                                           =========== =========== ============   ============= =============

Allowance for Possible Loan Losses as a Percentage of:
   Loans..................................................       1.70%       1.70%        1.74%           1.84%         1.81%
   Non-Performing Loans...................................        171%        158%         176%            168%          151%
   Non-Performing Assets..................................        145%        128%         139%            135%          120%

Total Non-Performing Loans as a Percentage
   of Loans...............................................       0.99%       1.07%        0.98%           1.09%         1.20%

Total Non-Performing Assets as a Percentage
   of Loans and Assets Acquired in Foreclosures...........       1.17%       1.33%        1.24%           1.35%         1.50%

Loans Past Due 90 or more Days as to Interest or Principal
   not Included Above (Includes $13,102 of Real Estate-
   Residential as of June 30, 1995)..................         $22,681     $24,071      $22,355         $19,639       $35,036

Total Non-Performing Assets and Loans Past Due
   90 or more Days as to Interest or Principal............   $140,270    $155,798     $144,093        $147,696      $178,617

Total Non-Performing Assets and Loans Past Due 90 or
   more Days as to Interest or Principal as a Percentage
   of Loans and Assets Acquired in Foreclosures...........       1.39%       1.57%        1.47%           1.56%         1.87%

    TABLE 9:  COMMERCIAL LOANS BY MAJOR INDUSTRY CLASSIFICATION
    June 30,
    (Dollars in Thousands)
                                                           1995                               1994
                                         --------------------------------------------------------------------
                                            Loans           Non-Accrual        Loans          Non-Accrual
                                         Outstanding     %    Loans      %  Outstanding     %   Loans       %
                                         ------------ ----- --------- ----  ------------ ---- ---------- ----
    Agriculture.........................    $149,560     2%   $1,547    2%     $158,380    3%      $365    *
    Mining..............................      16,975     *       243    *        16,117    *        204    *
    Construction........................     220,483     4     2,407    3       254,768    4      3,861    4%
    Manufacturing.......................   1,204,791    20    31,101   37     1,115,765   20     23,564   25
    Transportation, Communication and
       Public Utilities.................     365,632     6     3,002    4       300,848    5      1,148    1
    Wholesale Trade.....................     388,909     6     4,489    5       369,418    7      7,216    8
    Retail Trade........................     858,844    14     7,113    8       732,472   13     14,834   15
    Finance, Insurance and Real Estate..   1,392,804    23    23,949   28     1,227,894   22     24,424   25
    Services............................   1,440,252    24     9,798   12     1,379,546   24     19,714   21
    Public Administration...............      18,810     *         -    -         9,437    *          -    -
    Other...............................      68,159     1       629    1       108,844    2      1,153    1
                                         ------------ ----- --------- ----  ------------ ---- ---------- ----
      Total.............................  $6,125,219   100%  $84,278   100%  $5,673,489  100%   $96,483  100%
                                         ============ ===== ========= ====  ============ ==== ========== ====


* Less than one percent

    TABLE 10:  COMMERCIAL REAL ESTATE
    June 30
    (Dollars in Thousands)
    Outstanding Loans                                         1995                                                    1994
                          ----------------------------------------------------------------------------   --------------------------
                              Investor-Developer        Owner-Occupied                Total                        Total
                          -----------------------  -----------------------  --------------------------   --------------------------
                          Commercial               Commercial               Commercial                    Commercial
                           Mortgage  Construction  Mortgage   Construction  Mortgage      Construction    Mortgage     Construction
                          ---------- ------------  ---------- ------------  -----------   ------------   ------------  ------------
Apartment Buildings.....  $221,540      $1,437            -            -     $221,540        $1,437        $220,574      $4,943
Office Buildings........   166,313      17,838     $187,396       $9,200      353,709        27,038         339,321      29,418
Residential Properties..         -     108,437            -            -            -       108,437             130      92,289
Shopping Centers........   161,945      22,238       70,240        1,707      232,185        23,945         212,484      36,910
Land....................         -      35,869            -            -            -        35,869               -      43,995
Industrial Plants.......   103,696       4,526      188,702       11,365      292,398        15,891         285,029      27,416
Hotel/Motel/Restaurant..   132,450       2,746            -            -      132,450         2,746         119,367       6,377
Healthcare Facilities...         -           -       90,494        1,250       90,494         1,250          95,774      30,520
Other...................   150,232      15,081      247,326       22,525      397,558        37,606         368,638      29,010
                         ----------  ----------   ----------  -----------  -----------    ----------    ------------  ----------
  Total.................  $936,176    $208,172     $784,158      $46,047   $1,720,334 (1)  $254,219 (1)  $1,641,317    $300,878
                         ==========  ==========   ==========  ===========  ===========    ==========    ============  ==========


(1)  The geographic distribution by state is as follows:
     Pennsylvania $1,570,863 (80%), Delaware $223,405 (11%), New
     Jersey $113,222 (6%), and all other states $67,063 (3%).


Non-Accrual Loans                                         1995                                                    1994
                         ---------------------------------------------------------------------------    ------------------------
                             Investor-Developer       Owner-Occupied                 Total                        Total
                         -----------------------  -----------------------  -------------------------    ------------------------
                         Commercial               Commercial               Commercial                    Commercial
                          Mortgage  Construction  Mortgage   Construction  Mortgage      Construction    Mortgage    Construction
                         ---------- ------------  ---------- ------------  -----------   -----------    ------------  ----------
Apartment Buildings.....    $1,686           -            -            -       $1,686             -          $6,240      $3,156
Office Buildings........    12,559           -       $3,631            -       16,190             -           4,433           -
Residential Properties..         -      $1,168            -            -            -        $1,168             130         630
Shopping Centers........     1,328           -          609            -        1,937             -           3,785           -
Land....................         -         341            -            -            -           341               -       4,729
Industrial Plants.......       515           -        3,443            -        3,958             -           6,684           -
Hotel/Motel/Restaurant..     4,121         277            -            -        4,121           277           7,967         293
Other...................     1,561           -        2,167            -        3,728             -           5,782           -
                         ----------  ----------   ----------  -----------  -----------    ----------    ------------  ----------
  Total.................   $21,770      $1,786       $9,850            -      $31,620 (2)    $1,786 (2)     $35,021      $8,808
                         ==========  ==========   ==========  ===========  ===========    ==========    ============  ==========


(2)  The geographic distribution by state is as follows:
     Pennsylvania $17,530, (52%), Delaware $12,645 (38%), New
     Jersey $1,482 (4%), and all other states $1,749 (6%).

    Assets Acquired in
    Foreclosures                            1995         1994
                                         ----------   ----------
    Apartment Buildings.................      $150         $423
    Office Buildings....................     2,273       12,502
    Residential Properties..............     2,799            -
    Shopping Centers....................       175        3,784
    Land................................     2,544          817
    Industrial Plants...................     2,087        4,168
    Hotel/Motel/Restaurant..............       232        2,395
    Other...............................     1,033        1,957
                                         ----------   ----------
      Total.............................   $11,293 (3)  $26,046
                                         ==========   ==========


(3)  The geographic distribution by state is as follows:
     Pennsylvania $6,419 (57%), Delaware $356 (3%), and New
     Jersey $4,518 (40%).

    TABLE 11: CAPITAL ADEQUACY
                                                June 30,     March 31,    December 31, September 30,  June 30,
                                                  1995         1995           1994         1994         1994
    Consolidated

    Total Shareholders' Equity to Assets.....     8.29%         8.15%         8.07%        8.33%        8.00%
    Tangible Shareholders' Equity to Assets..     7.51          7.35          7.23         7.46         7.39
    Risk-Based Capital
         Tier 1..............................     9.31          9.32          9.25         9.44         9.66
         Tier 2..............................     3.45          3.48          3.48         3.63         3.64
           Total (1,2).......................    12.76         12.80         12.73        13.07        13.30
    Leverage (1,2)...........................     7.57          7.52          7.47         7.47         7.84

    Banking

    Total Risk-Based Capital (1,2)
        Meridian Bank........................    12.35         12.39         12.16        12.53        12.66
        Delaware Trust Company...............    14.95         14.59         14.32        13.58        13.56
        Meridian Bank, New Jersey............    14.06         15.20         15.06        15.88        16.67


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

    TABLE 12: INDUSTRY SEGMENTS
    (Dollars in Thousands)
                                                         Net Income (Loss)
                                             --------------------------------------                      Assets
                                             Three Months Ended Six Months Ended     -----------------------------------------
                                                    June 30,           June 30,                  June 30,         December 31,
                                               1995      1994     1995      1994         1995          1994          1994
                                             --------- -------- --------- ---------  ------------- ------------- -------------
    Banking (1).............................. $27,513  $37,578   $67,729   $73,103    $14,375,185   $14,377,454   $14,550,315
    Securities (Broker-Dealer Activities) (2)  (1,584)   3,206      (565)    5,490        535,988       807,270       502,332
                                             --------- -------- --------- ---------  ------------- ------------- -------------
    Consolidated (3)......................... $25,929  $40,784   $67,164   $78,593    $14,911,173   $15,184,724   $15,052,647
                                             ========= ======== ========= =========  ============= ============= =============


(1)  Includes restructuring charge of $27.0 million (after-tax
     $17.5 million) in the second quarter of 1995.

(2)  Includes restructuring charge of $5.0 million (after-tax
     $3.3 million) in the second quarter of 1995.

(3)  Includes restructuring charge of $32.0 million (after-tax
     $20.8 million) in the second quarter of 1995.

     CONSOLIDATED BALANCE SHEETS
     (Dollars in Thousands)
                                                                       June 30,       June 30,     December 31,
                                                                         1995           1994           1994
                                                                     ------------   -----------    ------------
     ASSETS
     Cash and Due from Banks......................................     $643,237       $869,440       $669,642
     Short-Term Investments
        Interest-Bearing Deposits in Other Banks..................       63,821        114,031        123,608
        Federal Funds Sold and Securities Purchased Under
           Agreements to Resell...................................       14,992        158,719         96,810
           Total Short-Term Investments...........................       78,813        272,750        220,418
     Trading Account Assets.......................................      247,867        220,460        346,170
     Investment Securities Available for Sale
         (Amortized Cost, $422,517, $348,571 and $445,783 at
            June 30, 1995, June 30, 1994 and
            December 31, 1994, Respectively)......................      432,155        350,968        434,994
     Investment Securities
         (Fair Value $2,585,295, $2,934,907 and $2,753,307 at
            June 30, 1995, June 30, 1994 and
            December 31, 1994, Respectively)......................    2,601,931      2,998,611      2,872,419
     Loans and Other Assets Held for Sale.........................      108,043        374,887         90,590
     Total Loans, Net of Unearned Discount........................   10,056,692      9,520,497      9,763,523
          Less Allowance for Possible Loan Losses.................      170,684        172,343        169,402
              Net Loans...........................................    9,886,008      9,348,154      9,594,121
     Premises and Equipment.......................................      253,108        244,688        263,583
     Accrued Interest Receivable..................................      109,055        106,461        111,936
     Other Assets.................................................      550,956        398,305        448,774
                 Total Assets.....................................  $14,911,173    $15,184,724    $15,052,647

     LIABILITIES
     Deposits
        Non-Interest Bearing Deposits.............................   $1,877,744     $1,945,351     $1,998,660
        Interest-Bearing Deposits.................................    9,651,132      9,721,432      9,380,907
           Total Deposits.........................................   11,528,876     11,666,783     11,379,567
     Short-Term Borrowings
        Federal Funds Purchased and Securities Sold
           Under Agreements to Repurchase.........................      825,119      1,242,301      1,569,153
        Other Short-Term Borrowings...............................      505,475        383,152        243,413
           Total Short-Term Borrowings............................    1,330,594      1,625,453      1,812,566
     Long-Term Debt and Other Borrowings..........................      512,182        363,646        372,153
     Accrued Interest Payable.....................................       73,374         50,603         62,344
     Other Liabilities............................................      229,986        263,635        210,932
           Total Liabilities......................................   13,675,012     13,970,120     13,837,562

     COMMITMENTS AND CONTINGENCIES (Note 5)

     SHAREHOLDERS' EQUITY
     Preferred Stock (Par Value $25.00)
        Authorized - 25,000,000 Shares
     Common Stock (Par Value $5.00)
        Authorized - 200,000,000 Shares
        Issued - 58,336,538 Shares at June 30, 1995, and
           58,316,978 Shares at June 30, 1994 and
           December 31, 1994, Respectively........................      291,683        291,585        291,585
     Surplus......................................................      211,292        207,270        211,011
     Retained Earnings............................................      797,382        729,992        771,150
     Net Unrealized Gains (Losses) on Securities..................        6,096          1,388         (7,182)
     Treasury Stock - 500,000, 514,256 and 525,336 Shares at
       June 30, 1995, June 30, 1994 and December 31, 1994,
       Respectively...............................................      (15,214)       (15,631)       (15,911)
     Unallocated Shares Held by Employees Stock Ownership Plan
       (ESOP) Trust - 1,950,002, 1,285,000 Shares at
       June 30, 1995, and December 31, 1994, Respectively.........      (55,078)             -        (35,568)
           Total Shareholders' Equity.............................    1,236,161      1,214,604      1,215,085
                Total Liabilities and Shareholders' Equity........  $14,911,173    $15,184,724    $15,052,647


See accompanying Notes to Consolidated Financial Statements.

     CONSOLIDATED STATEMENTS OF INCOME
     (Dollars In Thousands, Except Per Share Data)
                                                                      Three Months Ended            Six Months Ended
                                                                 --------------------------   --------------------------
                                                                            June 30                     June 30
                                                                 --------------------------   --------------------------
                                                                    1995           1994          1995           1994
                                                                 -----------   ------------   -----------   ------------
     INTEREST INCOME
        Interest and Fees on Loans..............................   $225,932       $186,775      $441,272       $359,051
        Interest on Trading Account Assets......................      6,327          2,567        12,619          4,341
        Interest on Investment Securities Available for Sale....      7,763          5,353        15,077          9,750
        Interest on Investment Securities.......................     38,167         38,198        78,387         74,182
        Interest on Loans Held for Sale.........................      2,005          6,727         4,109         13,131
        Other Interest Income...................................      2,247          2,104         4,712          3,254
           Total Interest Income................................    282,441        241,724       556,176        463,709
     INTEREST EXPENSE
        Interest on Deposits....................................     96,421         65,380       186,837        126,807
        Interest on Short-Term Borrowings.......................     25,716         14,305        51,970         20,777
        Interest on Long-Term Debt and Other Borrowings.........      7,017          6,195        13,605         13,353
           Total Interest Expense...............................    129,154         85,880       252,412        160,937
     NET INTEREST INCOME........................................    153,287        155,844       303,764        302,772
     PROVISION FOR POSSIBLE LOAN LOSSES.........................     10,121          6,699        18,142         15,524
     NET INTEREST INCOME AFTER PROVISION FOR
        POSSIBLE LOAN LOSSES....................................    143,166        149,145       285,622        287,248
     NON-INTEREST INCOME
        Trust...................................................     16,197         11,168        31,880         21,957
        Mortgage................................................      3,075          4,155         5,962         12,006
        Broker-Dealer and Investment Banking....................     13,676         14,151        26,147         29,433
        Service Charges on Deposit Accounts.....................     16,436         13,899        30,947         27,025
        Fees for Other Customer Services .......................      8,809          8,865        17,085         16,741
        Net Securities Gains (Losses)...........................      3,580            (49)        3,167            641
        Other Income............................................      5,336          3,145         9,678          5,468
           Total Non-Interest Income............................     67,109         55,334       124,866        113,271
     NON-INTEREST EXPENSES
        Salaries and Employee Benefits..........................     72,004         72,651       148,379        147,837
        Net Occupancy Expense...................................     10,827         11,156        22,378         23,227
        Equipment Expense.......................................      9,888          9,710        18,882         19,432
        Restructuring Charge....................................     32,000              -        32,000              -
        Other Expenses..........................................     47,818         51,495        91,302         91,384
           Total Non-Interest Expenses..........................    172,537        145,012       312,941        281,880
     INCOME BEFORE INCOME TAXES AND CUMULATIVE
        EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE................     37,738         59,467        97,547        118,639
     Provision for Income Taxes.................................     11,809         18,683        30,383         37,316
     INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
        IN ACCOUNTING PRINCIPLE.................................     25,929         40,784        67,164         81,323
     CUMULATIVE AFTER-TAX EFFECT ON PRIOR YEARS OF CHANGE IN
        METHOD OF ACCOUNTING FOR POSTEMPLOYMENT BENEFITS........          -              -             -         (2,730)
     NET INCOME.................................................    $25,929        $40,784       $67,164        $78,593

                                                                         Three Months Ended            Six Months Ended
                                                                 --------------------------   --------------------------
                                                                             June 30                      June 30
                                                                 --------------------------   --------------------------
                                                                    1995           1994          1995           1994
                                                                 -----------   ------------   -----------   ------------
     PER COMMON SHARE
        Income Before Cumulative Effect of Change
         in Accounting Principle
           Primary..............................................      $0.46          $0.70         $1.19          $1.40
           Fully Diluted........................................      $0.45          $0.70         $1.18          $1.40
        Cumulative After-Tax Effect on Prior Years of Change
         in Accounting Principle
           Primary..............................................          -              -             -         ($0.05)
           Fully Diluted........................................          -              -             -         ($0.05)
        Net Income
           Primary..............................................      $0.46          $0.70         $1.19          $1.35
           Fully Diluted........................................      $0.45          $0.70         $1.18          $1.35
        Dividends...............................................      $0.37          $0.34         $0.71          $0.66

     AVERAGE SHARES OUTSTANDING
           Primary.............................................. 56,452,388     58,170,280    56,442,669     58,174,985
           Fully Diluted........................................ 56,593,898     58,170,280    56,712,878     58,200,984


See Accompanying Notes to Consolidated Financial Statements

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
     (Dollars in Thousands)

                                                                 Common Stock                           Net Unrealized
                                                        -------------------------                           Gains
                                                           Shares                             Retained   (Losses) on   Treasury
                                                        Outstanding     Amount     Surplus    Earnings   Securities     Stock
                                                        ------------ ------------ ---------- ---------- ------------- ----------
FOR THE SIX MONTHS ENDED
     June 30, 1994

Balance at January 1, 1994.............................. 58,154,486     $290,760   $205,174   $690,058         ($359)         -
Net Income..............................................          -            -          -     78,593             -          -
Common Stock Dividends Declared.........................          -            -          -    (38,109)            -          -
Sales of Stock Under Dividend Reinvestment,
   Stock Option and Employee Benefit Plans..............     79,774           51       (102)      (550)            -      2,059
Purchases of Treasury Stock.............................   (586,250)           -          -          -             -    (17,690)
Unrealized After-Tax Gain on Investment Securities
   Available for Sale...................................          -            -          -          -         1,747          -
Common Stock Issued in Merger...........................    154,712          774      2,198          -             -          -

Balance at June 30, 1994................................ 57,802,722     $291,585   $207,270   $729,992        $1,388   ($15,631)


FOR THE SIX MONTHS ENDED
  June 30, 1995

Balance at January 1, 1995.............................. 56,506,642     $291,585   $211,011   $771,150       ($7,182)  ($15,911)
Net Income..............................................          -            -          -     67,164             -          -
Common Stock Dividends Declared.........................          -            -          -    (39,791)            -          -
Sales of Stock Under Dividend Reinvestment,
   Stock Option and Employee Benefit Plans..............    146,870           98        151     (1,141)            -      3,009
Purchases of Treasury Stock.............................   (101,974)           -          -          -                   (2,312)
Purchases of Shares of Employee Stock Ownership
  Plan (ESOP)...........................................   (715,000)           -          -          -             -          -
Employee Stock Ownership Plan (ESOP) Shares Committed
  To Be Released to Participants........................     49,998            -        130          -             -          -
Unrealized After-Tax Gain on Investment Securities
   Available for Sale...................................          -            -          -          -        13,278          -

Balance at June 30, 1995................................ 55,886,536     $291,683   $211,292   $797,382        $6,096   ($15,214)

                                                             Unallocated
                                                                 ESOP
                                                                Shares       Total
                                                             ------------ ------------
     FOR THE SIX MONTHS ENDED
       June 30, 1994

     Balance at January 1, 1994..............................          -   $1,185,633
     Net Income..............................................          -       78,593
     Common Stock Dividends Declared.........................          -      (38,109)
     Sales of Stock Under Dividend Reinvestment,
        Stock Option and Employee Benefit Plans..............          -        1,458
     Purchases of Treasury Stock.............................          -      (17,690)
     Unrealized After-Tax Gain on Investment Securities
        Available for Sale...................................          -        1,747
     Common Stock Issued in Merger...........................          -        2,972

     Balance at June 30, 1994................................          -   $1,214,604


     FOR THE SIX MONTHS ENDED
       June 30, 1995

     Balance at January 1, 1995..............................   ($35,568)  $1,215,085
     Net Income..............................................          -       67,164
     Common Stock Dividends Declared.........................          -      (39,791)
     Sales of Stock Under Dividend Reinvestment,
        Stock Option and Employee Benefit Plans..............          -        2,117
     Purchases of Treasury Stock.............................          -       (2,312)
     Purchases of Shares of Employee Stock Ownership
       Plan (ESOP)...........................................    (20,922)     (20,922)
     Employee Stock Ownership Plan (ESOP) Shares Committed
       To Be Released to Participants........................      1,412        1,542
     Unrealized After-Tax Gain on Investment Securities
        Available for Sale...................................          -       13,278

     Balance at June 30, 1995................................   ($55,078)  $1,236,161


See accompanying Notes to Consolidated Financial Statements.

    CONSOLIDATED STATEMENTS OF CASH FLOWS
    (Dollars in Thousands)
                                                                        For the Six Months Ended
                                                                                June 30,
                                                                      ----------------------------
                                                                          1995            1994
                                                                      ------------    ------------
    CASH FLOWS FROM OPERATING ACTIVITIES
       Net Income...................................................     $67,164        $78,593
       Adjustments to Reconcile Net Income to Net Cash Provided
         by Operating Activities
          Restructuring Charge......................................      29,920              -
          Depreciation and Amortization.............................      26,054         25,006
          Deferred Tax Benefit......................................      (4,464)          (565)
          Cumulative Effect of Change in Accounting Principle.......           -         (2,730)
          Provision for Possible Loan Losses........................      18,142         15,524
          Provision for Other Real Estate Losses and Mortgage
            Servicing Recourse.............................                4,001          6,555
          Net Gains - Investment Securities.........................      (3,937)          (410)
          Net Losses (Gains) - Investment Securities Available
            for Sale................................................          18           (229)
          Gains On Sales Of Mortgage Servicing......................        (570)             -
          Decrease (Increase) in Trading Account Assets.............      98,303       (183,844)
          Decrease (Increase) in Loans and Other Assets
             Held for Sale..........................................     (14,314)       256,352
          Decrease (Increase) in Other Assets.......................    (117,805)        97,868
          Decrease in Other Liabilities.............................      (2,157)       (25,718)
          Other, Net................................................         975          2,666

              Net Cash Provided by Operating Activities                  101,330        269,068

    CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from Maturities of Short-Term Investments...........     151,434        147,515
       Purchases of Short-Term Investments..........................     (91,644)      (159,688)
       Proceeds from Sales of Investment Securities.................      29,524            156
       Proceeds from Maturities, Calls and Paydowns of Investment
         Securities.................................................     278,031        591,274
       Purchases of Investment Securities...........................     (53,932)      (826,281)
       Proceeds from Sales of Investment Securities Available
         for Sale...................................................     160,432         13,876
       Proceeds from Maturities, Calls and Paydowns of Investment
         Securities Available for Sale..............................       8,992         54,615
       Purchases of Investment Securities Available for Sale........    (145,785)      (123,486)
       Net Principal Disbursed on Loans to Customers................    (324,502)      (536,921)
       Proceeds from Sales of Premises and Equipment................       2,199          6,790
       Purchases of Premises and Equipment..........................      (7,516)       (25,502)
       Proceeds from Sales of Mortgage Servicing....................       1,224          4,804
       Proceeds from Sales of Assets Acquired in Foreclosures.......      17,450         19,298
       Net Cash Provided by Acquisitions............................           -        426,000

          Net Cash Provided by (Used For) Investing Activities......      25,907       (407,550)

    CASH FLOWS FROM FINANCING ACTIVITIES
       Net Increase (Decrease) in Deposits..........................     148,851       (157,198)
       Net Increase (Decrease) in Short Term Borrowings ............    (481,971)       833,730
       Proceeds from Issuance of Long-Term Debt.....................     149,223              -
       Repayment of Long Term Debt..................................     (11,577)       (57,821)
       Purchases of Treasury Stock..................................      (2,312)       (17,690)
       Proceeds from Issuance of Common Stock.......................       2,117          1,448
       Cash Dividends Paid to Common Shareholders...................     (39,791)       (38,109)

          Net Cash Provided by (Used For) Financing Activities......    (235,460)       564,360

   CASH AND CASH EQUIVALENTS
          Net Increase (Decrease) During the Period.................    (108,223)       425,878
          Balance at Beginning of the Period........................     766,452        602,281
          Balance at End of the Period..............................    $658,229     $1,028,159


See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1)   Summary of Significant Accounting Policies

     The accounting policies and reporting practices of Meridian
Bancorp, Inc. (Meridian) are in accordance with generally accepted accounting principles and have been followed on a consistent basis except for the changes described in Note 4.

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

     Relative to the Consolidated Statements of Cash Flows, income tax payments totaled $28 million in 1995 and $19 million in 1994. Interest payments totaled $241 million in 1995 and $180 million in 1994. Non-cash investing activity consists of net transfers of loans in liquidation to other real estate aggregating $13 million in 1995 and $22 million in 1994.

2)   Performance Study ("59.9" Program)

     In June 1995, Meridian completed an internal review of its operations and businesses and announced a company-wide plan designed to improve the company's operating performance and competitive position. As a result of this review, Meridian recorded a restructuring charge of $32.0 million (after-tax $20.8 million or $.37 per share) in the second quarter of 1995.

     Implementation of the plan will occur over approximately the next twelve months. Over that time period, the process is expected to reduce net operating expenses on an annualized pre-tax basis by $55 million while providing recurring revenue enhancements of $13 million, increasing Meridian's earnings on a annual basis by $44 million, or $.78 per share. The gross reduction in operating expenses is expected to approximate
$73.2 million and is composed of salaries and benefits of $54.2 million, furniture and fixtures of $16.1 million, and occupancy of $2.9 million. Offsetting these savings are foregone revenues, which are directly related to the expense reductions mainly in the branches, of $7.5 million and one-time implementation costs of $10.7 million, resulting in net expense reductions of $55 million.

3)   Securities Transactions

     Total gains (losses) from securities transactions, which were included in the following categories in the non-interest income section of the consolidated statements of income, are as follows:

                                          Three Months Ended
                                                June 30
                                           1995         1994
                                           ----         ----
Broker-Dealer and Investment
  Banking                              $  339,000    $   5,000
Net Securities Gains (Losses)           3,580,000      (49,000)
                                       ----------    ---------
Total Gains (Losses)from Securities
  Transactions                         $3,919,000    $ (44,000)
                                       ==========    =========

                                           Six Months Ended
                                                June 30
                                          1995          1994
                                          ----          ----
Broker-Dealer and Investment
  Banking                              $  353,000    $  (2,000)
Net Securities Gains                    3,167,000      641,000
                                       ----------    ---------
Total Gains from Securities
  Transactions                         $3,520,000    $ 639,000
                                       ==========    =========

     The gains in 1995 resulted from the sale of investment securities either near the maturity date or for which Meridian had collected a substantial portion of the principal originally outstanding at the date of purchase. The gains and losses in 1994 resulted mainly from sales of investments classified as available for sale and calls of investments.

4)   Accounting Pronouncements

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

     During the second quarter of 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and No. 122 "Accounting for Mortgage Servicing Rights." SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 122 amends FASB Statement No. 65 to require that a mortgage banking enterprise recognize as a separate asset rights to service mortgage loans for others, however those servicing rights are acquired (purchased or originated). In addition, this statement requires that a mortgage banking enterprise assess its capitalized mortgage servicing assets for impairment based on the fair value of those rights.

     The effective date for both Statements is fiscal years beginning after December 15, 1995. Management is currently analyzing the impact of both SFAS 121 and 122 and has not yet determined the impact on Meridian's consolidated financial position and results of operations.

5)   Commitments and Contingencies

     At June 30, 1995, there were outstanding commitments, contingent liabilities, and off-balance sheet financial instruments on which management does not anticipate any material losses. These include, among other things, commitments to extend credit, letters of credit undertaken in the normal course of business, and various off-balance sheet financial instruments used in conducting Meridian's business activities and in managing its balance sheet risks.

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

                             PART II

Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The 1995 Annual Meeting of Shareholders (the "Meeting") of the Company was held on April 25, 1995. Notice of the Meeting was mailed to shareholders on or about March 17, 1995, together with proxy solicitation materials prepared in accordance with
Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

     The Meeting was held for the following purposes:

          1. to elect eight Class III directors to hold office for three years from the date of election and until their successors are elected and qualified (Matter No. 1);

          2. to consider and act upon a proposal to amend the Company's 1993 Stock Option Plan (matter No. 2);

          3. to ratify the appointment by the Company's Board of Directors of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending December 31, 1995
(Matter No. 3); and

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

                                                     Abstentions
                                                      and Broker
Nominee                        For         Withheld    Nonvotes

DeLight E. Breidegam, Jr.   49,808,476      475,806        0
Harry Corless               48,488,876    1,795,406        0
Lawrence C. Karlson         49,906,089      378,193        0
George W. Leighow           49,814,732      469,550        0
Samuel A. McCullough        49,827,247      457,035        0
Lawrence R. Pugh            49,789,990      494,292        0
George Strawbridge, Jr.     49,893,832      390,350        0
Anita A. Summers            49,782,078      502,204        0

     Matter Nos. 2 and 3 were approved by shareholders at the Meeting. Matter No. 4 was not approved by shareholders at the Meeting. The votes cast on each of these Matters were as follows:

                                                 Abstentions and
Matter             For            Against        Broker Nonvotes

No. 2           46,640,101       2,902,493          741,688
No. 3           49,818,280         287,599          178,403
No. 4            8,559,846      35,462,026          830,013

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.1 Agreement and Plan of Merger, dated as of
                    May 23, 1995, between Meridian Bancorp, Inc.
                    and United Counties Bancorporation is
                    incorporated herein by reference to
                    Exhibit 2.1 to the Current Report on Form 8-K dated May 23, 1995 of Meridian Bancorp, Inc.

               27.1 Financial Data Schedule.

          (b)  Reports on Form 8-K

               On June 7, 1995, Meridian filed a Current Report on Form 8-K dated May 23, 1995 with the Commission reporting information under Items 5, 7(a), 7(b) and 7(c). The Current Report on Form 8-K contained the following financial statements:

               (i)  The Consolidated Balance Sheets as of
                    December 31, 1994 and 1993, and the
                    Consolidated Statements of Income,
                    Consolidated Statements of Changes in
                    Stockholders' Equity and Consolidated
                    Statements of Cash Flow for the years ended
                    December 31, 1994, 1993 and 1992, of United
                    Counties Bancorporation, and the related
                    Notes to Consolidated Financial Statements, were incorporated by reference to pages 14 through 27 of Exhibit 13.1 (United Counties Bancorporation 1994 Annual Report to Shareholders) to the Annual Report on Form 10-K for the year ended December 31, 1994 of United Counties Bancorporation.

              (ii) The Unaudited Consolidated Balance Sheets as of March 31, 1995 and 1994, the Unaudited Consolidated Income Statements, the Unaudited Statements of Changes in Stockholders' Equity and the Unaudited Consolidated Statements of Cash Flow for the three-month periods ended March 31, 1995 and 1994, of United Counties Bancorporation, and the related Notes to Unaudited Consolidated Financial Statements, were incorporated by reference to pages 1 through 11 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 of United Counties Bancorporation.

             (iii)  The Unaudited Pro Forma Condensed
                    Consolidated Balance Sheet of Meridian
                    Bancorp, Inc. and United Counties
                    Bancorporation as of March 31, 1995.  The
                    Unaudited Pro Forma Condensed Consolidated
                    Statements of Income for the three-month periods ended March 31, 1995 and 1994 and the years ended December 31, 1994, 1993 and 1992.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 1995          /s/ David E. Sparks
                         David E. Sparks,
                         Vice Chairman and Chief Financial
                         Officer (Authorized Officer and Chief
                         Financial Officer)

                          EXHIBIT INDEX


Exhibit No.     Description

    10.1        Agreement and Plan of Merger,
                dated as of May 23, 1995,
                between Meridian Bancorp, Inc.
                and United Counties Bancorporation
                is incorporated herein by reference
                to Exhibit 2.1 to the Current Report
                on Form 8-K dated May 23, 1995 of
                Meridian Bancorp, Inc.

    27.1        Financial Data Schedule