Form 10-Q
period 1995-09-30
MERIDIAN BANCORP INC
filed 1995-11-13
CIK 723916

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995 or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.


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

              Number of Shares Outstanding as of September 30, 1995

             COMMON STOCK ($5 Par Value)               57,822,604
                  (Title of Class)              (Outstanding Shares)

                             MERIDIAN BANCORP, INC.

                                    FORM 10-Q

                    For the Quarter Ended September 30, 1995


                                    Contents


PART I - FINANCIAL INFORMATION                                 Page No.

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of
                       September 30, 1995 and
                       September 30 and December 31,
                       1994                                       37
                  Consolidated Statements of Income for
                       the Three-Month and Nine-Month
                       Periods Ended September 30, 1995
                       and 1994                                   39
                  Consolidated Statements of Changes in
                       Shareholders' Equity for the
                       Nine-Month Periods Ended September 30,
                       1995 and 1994                              41
                  Consolidated Statements of Cash Flows
                       for the Nine-Month Periods Ended
                       September 30, 1995 and 1994                43
                  Notes to Consolidated Financial Statements      45

Item 2.           Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations

                  Management's Discussion and Analysis of
                       Earnings and Financial Position             1

PART II - OTHER INFORMATION

Item 5.           Other events                                    53

Item 6.           Exhibits and Reports on Form 8-K                53

                                     PART I

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF EARNINGS AND
                  FINANCIAL POSITION.
                  (Dollars in Thousands, Except Per Share Data)


MANAGEMENT'S DISCUSSION AND ANALYSIS
OF EARNINGS AND FINANCIAL POSITION
(Dollars in Thousands, Except Per Share Data)
                                                               Third         Second          First         Fourth          Third
                                                              Quarter        Quarter        Quarter        Quarter        Quarter
                                                               1995           1995           1995           1994           1994
                                                           ____________  _____________   _____________  _____________  _____________
RESULTS OF OPERATIONS
Interest Income......................................        $279,002       $282,441       $273,735       $264,121       $257,210
Interest Expense.....................................         123,436        129,154        123,258        110,888        100,799
Net Interest Income..................................         155,566        153,287        150,477        153,233        156,411
Provision for Possible Loan Losses...................          10,510         10,121          8,021          6,069          6,493
Net Interest Income After Provision for
  Possible Loan Losses...............................         145,056        143,166        142,456        147,164        149,918
Non-Interest Income..................................          62,954         67,109         57,757         57,453         57,302
Non-Interest Expenses
  Restructuring Charge...............................                         32,000
  All Other Expenses.................................         127,361        140,537        140,404        144,102        153,686
Total Non-Interest Expenses..........................         127,361        172,537        140,404        144,102        153,686
Income Before Income Taxes...........................          80,649         37,738         59,809         60,515         53,534
Provision For Income Taxes...........................          26,277         11,809         18,574         16,370         16,914
Net Income...........................................         $54,372        $25,929        $41,235        $44,145        $36,620
Income Before Restructuring Charge...................                        $46,729

Net Interest Margin..................................            4.71%          4.60%          4.58%          4.60%          4.65%
Return on Average Assets.............................            1.48%          0.70%          1.13%          1.18%          0.97%
  Before Restructuring Charge........................                           1.26%
Return on Average Common Shareholders' Equity........           17.33%          8.43%         13.90%         14.33%         11.95%
  Before Restructuring Charge........................                          15.18%
Fully Diluted Earnings Per Share
  Net Income.........................................           $0.96          $0.45          $0.73          $0.77          $0.63
  Before Restructuring Charge........................                          $0.82
Dividends Per Common Share...........................           $0.37          $0.37          $0.34          $0.34          $0.34
Ratio of Dividends to Net Income.....................              38%            80%            46%            44%            54%

FINANCIAL CONDITION

AVERAGE BALANCES
Loans................................................     $10,126,069     $9,976,992     $9,775,050     $9,545,556     $9,499,372
Assets...............................................      14,558,994     14,856,841     14,822,105     14,826,353     14,996,590
Deposits.............................................      11,080,920     11,246,269     11,097,803     11,230,079     11,380,801
Total Shareholders' Equity...........................       1,244,898      1,234,380      1,203,192      1,222,293      1,215,464
Primary Shares Outstanding...........................      56,730,655     56,452,388     56,452,905     57,535,268     58,301,343
Fully Diluted Shares Outstanding.....................      56,744,217     56,593,898     56,562,364     57,535,268     58,301,343
Total Shareholders' Equity to Assets.................            8.55%          8.31%          8.12%          8.24%          8.10%

AT QUARTER-END
Loans................................................     $10,246,035    $10,056,692     $9,906,538     $9,763,523     $9,444,630
Assets...............................................      14,563,170     14,911,173     14,996,342     15,052,647     14,782,400
Deposits.............................................      11,104,414     11,528,876     11,137,466     11,379,567     11,310,179
Total Shareholders' Equity...........................       1,266,311      1,236,161      1,222,835      1,215,085      1,231,596
Book Value Per Common Share..........................           22.65          22.12          21.90          21.50          21.31
Common Shares Outstanding............................      55,897,604     55,886,536     55,826,807     56,506,642     57,803,902
Total Shareholders' Equity to Assets.................            8.70%          8.29%          8.15%          8.07%          8.33%
Risk-Based Capital Ratio.............................           13.04%         12.76%         12.80%         12.73%         13.07%
Allowance for Possible Loan Losses...................         174,133        170,684        168,426        169,402        173,503
Allowance for Possible Loan Losses to Loans..........            1.70%          1.70%          1.70%          1.74%          1.84%
Allowance for Possible Loan Losses to
  Non-Performing Loans...............................             195%           171%           158%           176%           168%

Non-Performing Assets as a Percentage of Total
  Period-End Loans and Assets Acquired
  in Foreclosure.....................................            1.03%          1.17%          1.33%          1.24%          1.35%
Non-Performing Assets and Loans Past Due 90 or
  more Days as to Interest or Principal as a
  Percentage of Loans and Assets Acquired in
  Foreclosures.......................................            1.30%          1.39%          1.57%          1.47%          1.56%

                   MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF EARNINGS AND FINANCIAL POSITION

FINANCIAL HIGHLIGHTS

     Meridian Bancorp, Inc. (Meridian) reported record net income of $54.4 million in the third quarter of 1995 compared to $36.6 million in the third quarter of 1994, an increase of 48%.
On a fully-diluted per share basis, net income was $.96 compared to $.63 last year, a 52% increase.

     The returns on average assets and on average common shareholders' equity for the quarter ended September 30, 1995 were 1.48% and 17.33%, respectively, compared to .97% and 11.95%, respectively, for the same quarter of last year.

     The growth in net income reflects the underlying strength of the core banking operations and the success of the previously announced "59.9" program designed to improve Meridian's operating performance.

     Net interest income was $155.6 million in the third quarter of 1995 compared to $156.4 million in the third quarter of 1994. On a taxable-equivalent basis, net interest income was $159.4 million compared to $160.8 million in the third quarter of 1994. The net interest margin was 4.71% in the third quarter of this year compared to 4.65% a year ago and 4.60% in the second quarter of 1995. The increase in the net interest margin from last year resulted from a change in the mix of interest-earning assets, as growth in the loan portfolio was funded by a reduction in the investment portfolio.

     The provision for possible loan losses was $10.5 million in the third quarter of 1995 compared to $6.5 million in the third quarter of 1994 and $10.1 million in the second quarter of 1995. The higher provision reflects the growth in loans during the past year.

     Non-performing loans were $89.5 million or .87% of loans at September 30, 1995 compared to $100.0 million or .99% at June 30, 1995 and $103.4 million or 1.09% a year ago. The ratio of the allowance for possible loan losses to non-performing loans was 195% at September 30, 1995 compared to 171% at June 30, 1995 and 168% a year ago. Total non-performing assets were $105.7 million at September 30, 1995, or 1.03% of loans and assets acquired in foreclosures, compared to $117.6 million or 1.17% at June 30, 1995 and $128.1 million or 1.35% at September 30, 1994.

     Net loans charged-off in the third quarter of 1995 were $7.1 million compared to $7.9 million in the second quarter of 1995 and $6.4 million in the comparable period a year ago. The allowance for possible loan losses was 1.70% of total loans at both September 30, 1995 and June 30, 1995 and 1.84% a year ago.

     Non-interest income was $63.0 million in the third quarter of 1995 compared to $57.3 million in the third quarter of last year, an increase of 10%. Broker-dealer and investment banking revenues increased by $9.9 million, as such revenues in the third quarter of 1994 were negatively impacted by financial market conditions which resulted in reduced trading volumes and a valuation adjustment of the trading portfolios. Banking service charges and related fees increased by $4.5 million. The third quarter of 1994 included a gain of $9.0 million on the sale of Meridian's student loan portfolio.

     Non-interest expenses declined by $26.3 million or 17% between the third quarters of 1995 and 1994. Salaries and benefits decreased by $9.1 million, or 12% between the two quarters, reflecting continuing reductions in staff levels. FDIC deposit insurance premiums were $5.5 million lower as a result of the recent reduction in the ongoing assessment rate. The third quarter of 1994 included expenses of $8.9 million related to the completion of the downsizing and streamlining of Meridian's mortgage banking activities. Reference should be made to Note 6 of Notes to Consolidated Financial Statements for discussion of a possible one-time additional deposit insurance assessment in a future period.

     For the first nine months of 1995, income before a restructuring charge of $32.0 million (after-tax $20.8 million or $.37 per share) taken in the second quarter of 1995, increased by 24% to $142.3 million or $2.51 per fully-diluted share compared to net income of $115.2 million or $1.98 per fully-diluted share in the similar period of 1994. The restructuring charge was taken as part of Meridian's "59.9" program, which is discussed later. Net income in the first nine months of 1995 was $121.5 million or $2.14 per fully-diluted share.

     The returns on average assets and on average common shareholders' equity, based on income before the restructuring charge, for the nine-month period ended September 30, 1995 were 1.29% and 15.50%, respectively, compared to 1.07% and 12.89%, respectively, for the same period of last year.

     Total assets at September 30, 1995 were $14.6 billion compared to $14.8 billion at September 30, 1994. Total loans were $10.2 billion compared to $9.4 billion a year ago, an 8% increase. Total deposits were $11.1 billion compared to $11.3 billion at September 30, 1994. Meridian continues to fund a significant portion of its assets with deposits acquired in its local marketplace.

     Shareholders' equity was $1.27 billion or 8.70% of total assets at September 30, 1995 compared to $1.23 billion or 8.33% a year ago. The ratio of tangible shareholders' equity to assets, which excludes $121.5 million of intangible assets in 1995 and $138.9 million in 1994, was 7.93% at September 30, 1995 compared to 7.46% at September 30, 1994. Meridian's risk-based capital ratio was 13.04% at September 30, 1995, in excess of the 10% regulatory requirement for well capitalized institutions. This ratio was 12.76% at June 30, 1995 and 13.07% at September 30, 1994. Book value per common share was $22.65 at September 30, 1995 compared to $21.31 at September 30, 1994, an increase of 6%. Book value per common share at June 30, 1995 was $22.12.

     On October 10, 1995, Meridian and CoreStates Financial Corp. announced a definitive agreement to merge in a transaction expected to be accounted for as a pooling-of-interests. The combination would create a banking services organization with $45 billion in assets and $3.7 billion in equity and with leading geographic market positions and specialized strengths in servicing key regional, national and global customer segments. The transaction will be a tax-free exchange of 1.225 shares of CoreStates common stock for each share of Meridian common stock. The merger, which is subject to approval by shareholders of both companies and by regulators, is expected to close in the second quarter of 1996.

OPERATING PERFORMANCE STUDY ("59.9" PROGRAM)

     In January 1995, Meridian commenced an internal review of its operations and businesses. The purpose of this review was to improve the company's operating performance and competitive position by streamlining and consolidating functions and work processes and by increasing the focus on customers and service levels. The improvement is to be measured by Meridian's performance ratio (non-interest expenses divided by the total of non-interest income and net interest income on a taxable-equivalent basis) with a goal of reducing the ratio to 59.9% or lower by the end of the first quarter of 1996. The ratio was 67.6% for the year 1994. In June 1995, Meridian completed this review and announced a company-wide plan to be implemented over a period of approximately twelve months from that date.

     As a result of the review, Meridian recorded a $32 million restructuring charge ($20.8 million after-tax or $.37 per share) in the second quarter of 1995. The components of the restructuring charge and related cash outflow were as follows (in thousands):
                                                        Cash
                                        Requiring      Outflow
                                           Cash        Through
                               Total     Outflow    September 30,
                                                         1995
Severance and Other Employee
  Related Costs                $15,900   $15,900        $3,600
Lease and Other
  Contract Terminations          2,600     2,600           200
Building and Other
  Asset Write-Downs             10,700       ---           ---
Professional Fees                2,800     2,800         2,800
  Total                        $32,000   $21,300        $6,600


     The severance charge relates to a separation package given to eligible employees based on years of service. Cash payments commenced in July 1995 and will continue for varying terms. Lease and other contract terminations include estimated payments related to bank branch closings and the consolidation of
brokerage activities.   Building and other asset write-downs
include amounts related to buildings, equipment, and intangible assets written-down as a result of branch closings and other consolidations. Professional fees include consulting fees and legal expenses incurred during the review process. In the third quarter of 1995, Meridian recorded a restructuring credit of $2.8 million related to a gain on the curtailment of future pension benefits associated with employees terminated during the quarter. This gain, however, approximated a curtailment loss related to healthcare and other postretirement benefits for employees already terminated and those expected to be terminated as a result of the "59.9" program. At September 30, 1995, cash payments of $6.6 million and non-cash charges of $5.7 million have been charged against the restructuring reserve. Meridian believes that the balance remaining in this reserve at September 30, 1995 of $19.7 million will be sufficient to absorb remaining expenses.

     Implementation of the plan began at the end of the second quarter of 1995 and will continue over approximately the next twelve months from that date. Over that period, the process is expected to reduce net operating expenses on an annualized pre-tax basis by $55 million while providing recurring revenue enhancements of $13 million, increasing Meridian's after-tax earnings on an annual basis by $44 million, or $.78 per share. The gross reduction in operating expenses is expected to approximate $73.2 million and is composed of salaries and benefits of $54.2 million, furniture and fixtures of $16.1 million, and occupancy of $2.9 million. Offsetting these savings are foregone revenues, which are directly related to expense reductions, mainly in branches, of $7.5 million and one-time implementation costs of $10.7 million, resulting in net expense reductions of $55 million. Meridian is currently evaluating the impact of the agreement to merge with CoreStates Financial Corp. on the "59.9" program.

     As previously mentioned, the goal of this program is to reduce the performance ratio to 59.9% or lower by the end of the first quarter of 1996. This goal was reached in the third quarter of 1995. Non-interest expenses declined 17% in the third quarter of 1995 compared to the third quarter of last year and the performance ratio improved to 57.3% (59.8% without the reduction in FDIC deposit insurance premiums), compared to 67.6% for the year 1994 and 62.6% in the second quarter of 1995.

NET INTEREST INCOME AND RELATED ASSETS AND LIABILITIES (INCLUDING
DERIVATIVES)

     Net interest income was $155.6 million in the third quarter of 1995 compared to $156.4 million in the same quarter of 1994, a decline of less than 1%. Net interest income on a taxable-equivalent basis was $159.4 million in the third quarter of this year compared to $160.8 million in the same period of last year.

     The level of net interest income results from the interaction between the volume and mix of interest-earning assets and the related funding sources, and the net interest margin. Over the past year, the level of interest-earning assets declined 2% but the asset mix changed, as total loans increased 7% and partially offset declines in other categories of interest-earning assets. The positive impact of loan growth was offset by narrowing spreads resulting from asset and liability repricing in the higher short-term interest rate environment in 1995. The net interest margin was 4.71% in the third quarter of 1995 compared to 4.65% in the same period of last year, and 4.60% in the second quarter of 1995.

     Average interest-earning assets declined by 2% to $13.5 billion in the third quarter of 1995 from $13.7 billion in the same period of last year. Average loans outstanding increased by 7% between the two periods. Average investment securities and investment securities available for sale decreased by 16%. Average deposits were $11.1 billion in the third quarter of 1995, down 3% from the same period of last year. Average short-term borrowings decreased by 17% in the third quarter of 1995 from the same period of last year.

     Net interest income for the nine months ended September 30, 1995 was $459.3 million, almost unchanged from $459.2 million in the same period of last year. The positive impact of earning asset growth was offset by a decline in the net interest margin. The net interest margins were 4.63% and 4.78% for the first nine months of 1995 and 1994, respectively.

     Table 1 presents net interest income, yields and rates on a taxable-equivalent basis, and average balances for the third quarters of 1995 and 1994, the second quarter of 1995, and the nine months ended September 30, 1995 and 1994, respectively.

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

     Meridian uses off-balance sheet derivative products for interest rate risk management and in the securities unit (broker-dealer activities). Table 2 provides information on derivative positions at September 30, 1995.

     Meridian's core banking businesses generate a mix of loans and deposits that tends to create an asset sensitive interest rate risk profile, primarily because retail core deposits do not reprice as quickly as loans. An asset sensitive position generally indicates that net interest income would increase in periods of rising interest rates and decrease in periods of declining interest rates. Meridian manages this tendency towards asset sensitivity through its securities and purchased funding portfolios and by the use of off-balance sheet derivative products. At September 30, 1995, Meridian's interest sensitivity indicated a moderate asset sensitive position through the one-year time period.

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

     The notional amount of interest rate swaps totaled
$2.4 billion at September 30, 1995 compared to $2.9 billion at September 30, 1994 and $2.6 billion at June 30, 1995. Because of the nature of risk being managed, the impact on net interest income of swaps for which Meridian receives a fixed and pays a variable interest rate will be positive during periods of declining rates and negative in periods of rising rates. Consistent with this profile, the impact of interest-rate swaps was to increase interest expense on deposits by $5.1 million in the higher rate environment of the third quarter of 1995 compared to a reduction of $1.0 million in interest expense in the third quarter of 1994. For the nine months, the comparable amounts were an increase to interest expense of $19.9 million in 1995 and a decrease to interest expense of $14.5 million in 1994.

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

     The securities unit uses various off-balance sheet derivative products to support customer needs and to manage the market risks associated with the broker-dealer business, as indicated in Table 2. The securities unit acts as remarketing agent on tender option bonds totaling $216 million at September 30, 1995 compared to $279 million at September 30, 1994. The premium paid for Treasury float contracts, which is included on the balance sheet in other assets, was $1.3 million at September 30, 1995 and represents the maximum exposure to Meridian from such contracts. Other derivative products, such as commitments to purchase or sell securities, are used to manage risks associated with trading account positions.

     The objective of liquidity management is to ensure that sufficient funding is available, at reasonable cost, to meet the ongoing and potential cash needs of Meridian and to take advantage of income producing opportunities as they arise. While the desired level of liquidity may vary depending upon a variety of factors, it is a primary goal of Meridian to maintain a high level of liquidity in all economic environments. Management considers Meridian's liquidity position at the end of the third quarter of 1995 to be sufficient to meet its foreseeable cash flow requirements.

     Loans. The lending function is Meridian's principal business activity and it is Meridian's continuing policy to serve the credit needs of its customer base. Loans were $10.2 billion at September 30, 1995 compared to $9.4 billion at September 30, 1994, an 8% increase. Commercial loans increased by $462.5 million, or 8%. Residential mortgage loans increased by $131.5 million or 11%. Consumer loans, mostly home equity loans and other types of personal loans, were $2.8 billion at September 30, 1995, up 8% from the balance of a year ago.

     Table 4 presents a summary of period-end loan balances.

     Investment Securities and Investment Securities Available for Sale. The second largest use of funds for Meridian is the portfolio of investment securities and investment securities available for sale. The balance in the combined portfolio was $2.8 billion at September 30, 1995 compared to $3.5 billion a year ago, a decrease of 19%.

     Table 5 presents a summary of the amortized cost, approximate fair value, and gross unrealized gains and losses for the portfolio at September 30, 1995 and 1994 and December 31, 1994. Changes in long-term interest rates over the past year, with rates rising through much of 1994 and then declining in the first nine months of 1995, increased the approximate fair value of the combined portfolios, as reflected in this table.

     Deposits. Meridian's deposits, the largest source of funds, amounted to $11.1 billion at September 30, 1995 compared to $11.3 billion at September 30, 1994, a decrease of 2%.

     Table 6 presents a summary of period-end deposit balances.

PROVISION FOR POSSIBLE LOAN LOSSES AND RELATED CREDIT QUALITY

     The provision for possible loan losses was $10.5 million in the third quarter of 1995, compared to $6.5 million in the third quarter of 1994 and $10.1 million in the second quarter of 1995. The provision for the nine months ended September 30, 1995 was $28.7 million compared to $22.0 million for the same period of 1994, an increase of 30%. The higher provision reflects the
growth in loans  during the past year.   The balance in the
allowance for possible loan losses was $174.1 million or 1.70% of total loans at September 30, 1995, compared to $170.7 million or 1.70% at June 30, 1995 and $173.5 million or 1.84% at
September 30, 1994.

     Net charge-offs were $7.1 million or .28% of average loans in the third quarter of 1995 compared to $6.4 million or .27% of average loans in the third quarter of 1994. Recoveries were $5.2 million in the third quarter of 1995 compared to $4.9 million in the same period of last year. Net charge-offs for the nine months ended September 30, 1995 were $23.9 million compared to $24.8 million in the similar period of 1994. Net charge-offs represented .32% of average loans in the first nine months of 1995 compared to .36% last year.

     Determining the level of the allowance for possible loan losses at any given date is difficult, particularly in a continually changing economy. Management must make estimates, using assumptions and information which are often subjective and changing. Management continues to review Meridian's loan portfolio in light of a changing economy and possible future changes in the banking and regulatory environment. In management's opinion, the allowance for possible loan losses is adequate at September 30, 1995.

     Table 7 presents an analysis of the activity in the allowance for possible loan losses. Table 8 presents a summary of various indicators of credit quality.

     Non-performing assets are comprised of non-accrual loans, loans categorized as troubled debt restructurings, and assets acquired in foreclosures. Non-performing assets do not include loans past due 90 days or more as to interest or principal which are well secured and in the process of collection, the majority of which represent residential mortgage loans. Non-performing assets totaled $105.7 million at September 30, 1995 compared to $117.6 million at June 30, 1995 and $128.1 million a year ago.

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

     Residential mortgages which are 180 days or more delinquent are placed on nonaccrual status when total principal, interest, and escrow owed exceeds 80% of the property's appraised value. Properties are reappraised when foreclosure proceedings are initiated. Consumer loans are charged-off when deemed uncollectible, which is generally at a time no later than 120 days past due.

     Meridian's non-accrual loans, which totaled $88.4 million at September 30, 1995, included only three loans with balances in excess of $2.5 million. These three loans aggregated
$36.0 million or 41% of total non-accrual loans at the end of the third quarter of 1995.

     A loan is categorized as a troubled debt restructuring if the original interest rate on the loan, repayment terms, or both, were restructured on a below market basis due to a deterioration in the financial condition of the borrower.

     Assets acquired in foreclosures (except consumer related), which totaled $16.2 million at the end of the third quarter of 1995, included only three properties with a balance in excess of $1.0 million. These properties had a balance of $4.2 million or 26% of assets acquired in foreclosures.

     Reference should be made to Table 4 for a summary of period-end balances in the loan portfolio. Except for a reclassification of certain balances within consumer loans, there has not been a significant change in the percentage of each category to total loans from a year ago.

     In addition, reference should be made to Table 9 for a breakdown of commercial loans by major industry and to Table 10 for a breakdown of commercial real estate loans by category. As can be seen in these tables, Meridian's portfolio of commercial loans and commercial real estate loans covers a wide range of borrowers. This diversification generally characterizes the economy of Meridian's primary market area. Of Meridian's commercial real estate loans, almost all, or 96%, are to borrowers for property in Pennsylvania, Delaware, and New Jersey, of which Pennsylvania has 79%, or the largest single share.

     Loan concentrations are considered to exist when a multiple number of borrowers are engaged in similar activities and have similar economic characteristics which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. At September 30, 1995, Meridian's commercial loans and commitments did not have any industry concentration that exceeded 10% of total loans and commitments.

     Potential problem loans consist of loans included in performing loans at September 30, 1995 but for which potential credit problems of the borrowers have caused management to have concerns as to the ability of such borrowers to comply with present repayment terms. At September 30, 1995, such potential problem loans, not included in Table 8, aggregated approximately
$35 million compared to $24 million at June 30, 1995.   Depending
on the state of the economy and the impact thereof on Meridian's borrowers, as well as other future events, these loans and others not currently so identified could be classified as non-performing assets in the future.

     Meridian continues to service approximately $629 million of residential mortgage loans on which there is potential credit loss. This servicing was either originated by Meridian or purchased with recourse primarily from other financial institutions, some of which have since experienced financial difficulties, including bankruptcies. As of September 30, 1995, reserves of $12.0 million have been established in recognition of potential losses related to this recourse servicing portfolio.

NON-INTEREST INCOME

     Non-interest income was $63.0 million in the third quarter of 1995 compared to $57.3 million in the third quarter of last year, an increase of 10%.

     Trust revenues were $16.2 million in the third quarter of 1995, an increase of $446 thousand or 3% from the third quarter of 1994.

     Mortgage revenues increased by $686 thousand, or 23%, between the two quarters, reflecting an increase in gains on sales of mortgage servicing.

     Broker-dealer and investment banking revenues totaled
$11.9 million in the third quarter of 1995 compared to $2.0 million in the same period a year ago. In the third quarter of 1994, financial market conditions resulted in reduced trading volumes and a valuation adjustment of the trading portfolios.

     Service charges on deposits and fees for other customer services increased by $4.5 million, or 19%, for the three months ended September 30, 1995 compared to the same period of last year. Increases in certain fees for deposit products, as well as the introduction of new consumer-related demand deposit products, contributed to the higher level of service charges.

     Net securities gains were $1.5 million in the third quarter of 1995 compared to $2.1 million in the same period of last year. The amount in 1995 was comprised of gains of $1.7 million and losses of $194 thousand. The gains in both quarters resulted from sales of investment securities available for sale and calls of investments.

     Other non-interest income declined by $9.2 million between the two quarters. The third quarter of 1994 included a gain of $9.0 million on the sale of Meridian's student loan portfolio.

     Non-interest income for the first nine months of 1995 was $187.8 million compared to $170.6 million a year ago, an increase of 10%. The same factors that affected the quarter-to-quarter comparison contributed to the increase between the nine month periods.

NON-INTEREST EXPENSES

     Non-interest expenses for the third quarter of 1995 were $127.4 million compared to $153.7 million for the same quarter of 1994, a decrease of 17%. The decline in expenses between the two quarters results partially from Meridian's ongoing expense control efforts. In addition, the third quarter of 1995 included a reduction in FDIC deposit insurance premiums.

     Salaries and employee benefits totaled $66.4 million in the third quarter of 1995 compared to $75.5 million in the third quarter of 1994, a decrease of 12%. The impact of ongoing staff reductions in most of Meridian's business units was partially offset by normal merit increases. Full-time equivalent staff levels were 6,081 at September 30, 1995 compared to 7,039 a year ago, a decrease of 14%, and 6,571 at June 30, 1995.

     Net occupancy and equipment expense was $20.3 million in the third quarter of 1995 compared to $20.5 million in the same period last year, a decrease of 1%.

     Other operating expenses were $40.7 million in the third quarter of 1995 compared to $57.7 million in the third quarter of 1994. Reductions were experienced in such categories as consulting and other types of professional fees, loan and deposit-related expenses, and stationery and supplies. There was also a decrease of $5.5 million in FDIC deposit insurance expense as a result of the recent decrease in the ongoing assessment rate. Approximately $1.4 million of this reduction represents a refund of premiums paid in the second quarter of 1995. The third quarter of 1994 included expenses of $8.9 million related to the completion of the downsizing and streamlining of Meridian's mortgage banking activities. Reference should be made to Note 6 of Notes to Consolidated Financial Statements for discussion of a possible one-time additional deposit insurance assessment in a future period.

     Non-interest expenses for the nine months ended
September 30, 1995, excluding the $32.0 million restructuring charge in the second quarter of 1995 related to the "59.9" program, were $408.3 million, down 6% from $435.6 million in the same period of last year. The same factors that affected the quarter-to-quarter change contributed to the change between the year-to-date periods.

PROVISION FOR INCOME TAXES

     The provision for income taxes was $26.3 million in the third quarter of 1995, compared to $16.9 million in the same quarter of last year. The increase resulted from the higher level of pre-tax income.

     The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 33% in the third quarter of 1995, compared to 32% in the same quarter of 1994. The rate for the entire year of 1994 was 30%. The tax rate for both periods was less than the federal statutory rate of 35% primarily because of tax-exempt investment and loan income.

CAPITAL RESOURCES

     Shareholders' equity at September 30, 1995 was $1.27 billion compared to $1.23 billion at September 30, 1994, an increase of 3%. Shareholders' equity was $1.24 billion at June 30, 1995.
The ratio of shareholders' equity to assets was 8.70% at September 30, 1995 compared to 8.33% one year ago and 8.29% at June 30, 1995. The ratio of tangible shareholders' equity to assets, which excludes $121.5 million of intangible assets in 1995 and $138.8 million in 1994, was 7.93% at September 30, 1995 compared to 7.46% a year ago.

     Meridian's capital adequacy at September 30, 1995 can be determined by analyzing the capital ratios presented in Table 11. Meridian's consolidated ratios at September 30, 1995 exceeded all regulatory requirements. The risk-based capital ratio was 13.04% at September 30, 1995 compared to 13.07% a year ago and 12.76% at June 30, 1995. The risk-based capital ratios of each of Meridian's commercial banks also exceeded regulatory requirements at September 30, 1995, as shown in the table.

     Federal Reserve Board guidelines define a well capitalized institution as having a Tier 1 capital ratio of 6% or more, a total risk-based capital ratio of 10% or more, and a leverage ratio of 5% or more. Meridian's consolidated ratios at September 30, 1995 exceeded these guidelines, as did the ratios of each of Meridian's commercial banks.

INDUSTRY SEGMENTS

     Table 12 presents a summary of the operating results of Meridian's two reportable industry segments.

     Banking. The banking unit provides a full range of retail and corporate banking, and trust and asset management services to customers in central and eastern Pennsylvania, as well as Delaware and southern New Jersey.

     Banking unit net income was $52.3 million in the third quarter of 1995 compared to $39.9 million for the same period of last year, an increase of 31%.

     Net interest income was $154.2 million in the third quarter of 1995, almost unchanged from $154.7 million in the third quarter of 1994. The positive impact of growth in loans was offset by narrowing spreads resulting from asset and liability repricing in the higher short-term interest rate environment in 1995. The provision for possible loan losses increased by $4.0 million between the two quarters. The higher provision reflects the growth in loans during the past year. Non-interest income decreased by $3.6 million, or 7%, despite increases in most of the major revenue categories. The third quarter of 1994 included a gain of $9.0 million on the sale of Meridian's student loan portfolio.

     Non-interest expenses declined by $27.4 million or 19% between the two quarters. Expenses in the third quarter of 1995 were favorably impacted by a $5.5 million reduction in FDIC deposit insurance premiums as a result of the recent decrease in the ongoing assessment rate. Exclusive of this reduction, non-interest expenses declined by $21.9 million between the two quarters. The third quarter of 1994 included expenses of $8.9 million related to the completion of the downsizing and streamlining of Meridian's mortgage banking activities. In addition, salaries and employee benefits expenses declined by $10.6 million between the two periods, reflecting ongoing reductions in staff levels.

     For the first nine months of 1995, the banking unit reported income before a restructuring charge of $27.0 million (after-tax $17.5 million) taken in the second quarter of 1995, of $137.6 million compared to $113.0 million for the same period of last year, an increase of 22%. The restructuring charge relates to Meridian's recently announced "59.9" program. After the restructuring charge, net income was $120.0 million in the first nine months of 1995. The same factors that affected the quarter-to-quarter comparison contributed to the increase between the two nine-month periods.

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

     The securities unit reported net income of $2.1 million in the third quarter of 1995 compared to a loss of $3.2 million in the third quarter of 1994. In the third quarter of 1994, financial market conditions resulted in reduced trading volumes and a valuation adjustment of the trading portfolios.

     For the first nine months of 1995, the securities unit reported income before a restructuring charge of $5.0 million (after-tax $3.3 million) taken in the second quarter of 1995, of $4.8 million compared to $2.3 million in the similar period of 1994. The restructuring charge relates to Meridian's recently announced "59.9" program. After the restructuring charge, the securities unit reported net income of $1.5 million in the first nine months of 1995. The negative impact of financial market conditions on revenues in third quarter of 1994 is reflected in the improved earnings between the two nine-month periods.

TABLE 1:  NET INTEREST INCOME, AVERAGE BALANCES AND RATES
(Dollars in Thousands)                                                      1995                                  1994
                                                              Three Months Ended September 30       Three Months Ended September 30
                                                              -------------------------------       -------------------------------
                                                                           Interest    Average                   Interest    Average
                                                              Average       Income/     Yield/      Average       Income/     Yield/
                                                              Balance       Expense      Rate       Balance       Expense      Rate
                                                              -------      --------    -------      -------      --------    -------
ASSETS
Interest-Earning Assets
  Short-Term Investments
    Interest Bearing Deposits in Other Banks.............       $56,741        $898     6.28%        $104,413      $1,230     4.67%
    Federal Funds Sold and Securities
      Purchased Under Agreements to Resell...............        14,246         202     5.63           80,285         829     4.10
      Total Short-Term Investments.......................        70,987       1,100     6.15          184,698       2,059     4.42
  Trading Account Assets (1).............................       232,467       4,474     7.70          171,978       3,004     6.99
  Investment Securities Available for Sale (1)...........       410,514       7,331     7.14          421,923       7,116     6.75
  Investment Securities
    Taxable..............................................     2,238,507      31,954     5.74        2,716,866      36,222     5.30
    Non-Taxable (1)......................................       275,973       5,824     8.44          337,560       6,996     8.18
      Total Investment Securities........................     2,514,480      37,778     6.04        3,054,426      43,218     5.62
  Loans Held for Sale....................................       120,867       2,975     9.85          407,179       7,868     7.73
  Loans
    Commercial (1).......................................     6,131,250     141,367     9.15        5,688,403     120,294     8.39
    Real Estate-Residential..............................     1,285,191      26,726     8.32        1,148,129      23,351     8.14
    Consumer.............................................     2,709,628      61,110     8.95        2,662,840      54,702     8.15
      Total Loans (2)....................................    10,126,069     229,203     8.99        9,499,372     198,347     8.29
      Total Interest-Earning Assets......................    13,475,384     282,861     8.35       13,739,576     261,612     7.56
Allowance for Possible Loan Losses.......................      (174,191)          -        -         (173,795)          -        -
Non-Interest Earning Assets..............................     1,257,801           -        -        1,430,809           -        -
      Total Assets, Interest Income......................   $14,558,994    $282,861     7.73%     $14,996,590    $261,612     6.93%
LIABILITIES
Interest-Bearing Liabilities
  Interest Bearing Deposits
    NOW Accounts.........................................    $1,442,890      $6,207     1.71%      $1,509,477      $5,721     1.50%
    Savings Deposits.....................................     1,705,637      10,381     2.41        2,008,349      11,373     2.25
    Money Market Deposit Accounts........................     2,149,657      19,192     3.54        2,310,570      15,238     2.62
    Short-Term Time Deposits.............................       574,304       6,665     4.60          733,107       5,798     3.14
    Long-Term Time Deposits..............................     2,787,613      41,314     5.88        2,560,325      30,052     4.66
    Certificates of Deposit of $100,000 or More..........       714,414      10,568     5.87          513,199       6,404     4.95
      Total Interest Bearing Deposits....................     9,374,515      94,327     3.99        9,635,027      74,586     3.07
  Short-Term Borrowings
    Federal Funds Purchased and Securities
      Sold Under Agreements to Repurchase................     1,203,414      16,611     5.48        1,547,730      16,936     4.34
    Other Short-Term Borrowings..........................       241,562       3,498     5.75          197,344       2,931     5.89
      Total Short-Term Borrowings........................     1,444,976      20,109     5.52        1,745,074      19,867     4.52
  Long-Term Debt and Other Borrowings....................       514,628       9,000     7.00          395,710       6,346     6.41
      Total Interest-Bearing Liabilities.................    11,334,119     123,436     4.32       11,775,811     100,799     3.40
Non-Interest Sources to Fund
  Interest-Earning Assets
    Non-Interest Bearing Deposits........................     1,706,405           -        -        1,745,774           -        -
    Other Liabilities....................................       273,572           -        -          259,541           -        -
    Shareholders' Equity.................................     1,244,898           -        -        1,215,464           -        -
      Total Non-Interest Sources to Fund
        Interest-Earning Assets..........................     3,224,875           -        -        3,220,779           -        -
      Total Liabilities and Shareholders' Equity,
        Interest Expense.................................   $14,558,994    $123,436     3.37%     $14,996,590    $100,799     2.67%
NET INTEREST INCOME......................................                  $159,425                               $160,813
  NET INTEREST SPREAD (3)................................                               4.03%                                  4.16%
  EFFECT OF NON-INTEREST BEARING FUNDS...................                               0.68%                                  0.49%
  NET INTEREST MARGIN (4)................................                               4.71%                                  4.65%

                                                                           1995
                                                                 Three Months Ended June 30
                                                              --------------------------------
                                                                           Interest    Average
                                                              Average       Income/     Yield/
                                                              Balance       Expense      Rate
                                                              -------      --------    -------
ASSETS
Interest-Earning Assets
  Short-Term Investments
    Interest Bearing Deposits in Other Banks.............      $104,524      $1,668     6.40%
    Federal Funds Sold and Securities
      Purchased Under Agreements to Resell...............        45,592         580     5.10
      Total Short-Term Investments.......................       150,116       2,248     6.01
  Trading Account Assets (1).............................       348,535       6,376     7.32
  Investment Securities Available for Sale (1)...........       456,252       8,106     7.11
  Investment Securities
    Taxable..............................................     2,386,557      34,011     5.72
    Non-Taxable (1)......................................       307,357       6,394     8.32
      Total Investment Securities........................     2,693,914      40,405     6.01
  Loans Held for Sale....................................        95,875       2,005     8.37
  Loans
    Commercial (1).......................................     6,110,995     142,526     9.35
    Real Estate-Residential..............................     1,248,191      25,994     8.33
    Consumer.............................................     2,617,806      58,858     9.02
      Total Loans (2)....................................     9,976,992     227,378     9.14
      Total Interest-Earning Assets......................    13,721,684     286,518     8.37
Allowance for Possible Loan Losses.......................      (171,050)          -        -
Non-Interest Earning Assets..............................     1,306,207           -        -
      Total Assets, Interest Income......................   $14,856,841    $286,518     7.73%
LIABILITIES
Interest-Bearing Liabilities
  Interest Bearing Deposits
    NOW Accounts.........................................    $1,460,317      $6,698     1.84%
    Savings Deposits.....................................     1,757,146      11,160     2.55
    Money Market Deposit Accounts........................     2,174,373      19,325     3.56
    Short-Term Time Deposits.............................       577,603       6,359     4.42
    Long-Term Time Deposits..............................     2,787,830      40,921     5.89
    Certificates of Deposit of $100,000 or More..........       805,475      11,958     5.95
      Total Interest Bearing Deposits....................     9,562,744      96,421     4.04
  Short-Term Borrowings
    Federal Funds Purchased and Securities
      Sold Under Agreements to Repurchase................     1,506,664      21,910     5.83
    Other Short-Term Borrowings..........................       249,696       3,806     6.11
      Total Short-Term Borrowings........................     1,756,360      25,716     5.87
  Long-Term Debt and Other Borrowings....................       392,121       7,017     7.16
      Total Interest-Bearing Liabilities.................    11,711,225     129,154     4.42
Non-Interest Sources to Fund
  Interest-Earning Assets
    Non-Interest Bearing Deposits........................     1,683,525           -        -
    Other Liabilities....................................       227,711           -        -
    Shareholders' Equity.................................     1,234,380           -        -
      Total Non-Interest Sources to Fund
        Interest-Earning Assets..........................     3,145,616           -        -
      Total Liabilities and Shareholders' Equity,
        Interest Expense.................................   $14,856,841    $129,154     3.49%
NET INTEREST INCOME......................................                  $157,364
  NET INTEREST SPREAD (3)................................                               3.95%
  EFFECT OF NON-INTEREST BEARING FUNDS...................                               0.65%
  NET INTEREST MARGIN (4)................................                               4.60%

                                                                            1995                                  1994
                                                               Nine Months Ended September 30        Nine Months Ended September 30
                                                              --------------------------------      --------------------------------
                                                                           Interest    Average                   Interest    Average
                                                              Average       Income/     Yield/      Average       Income/     Yield/
                                                              Balance       Expense      Rate       Balance       Expense      Rate
                                                              -------      --------    -------      -------      --------    -------
ASSETS
Interest-Earning Assets
  Short-Term Investments
    Interest Bearing Deposits in Other Banks.............       $93,277      $4,364     6.26%         $99,185      $3,092     4.17%
    Federal Funds Sold and Securities
      Purchased Under Agreements to Resell...............        37,876       1,449     5.11           79,002       2,221     3.76
      Total Short-Term Investments.......................       131,153       5,813     5.93          178,187       5,313     3.99
  Trading Account Assets (1).............................       304,529      17,200     7.53          151,419       7,709     6.79
  Investment Securities Available for Sale (1)...........       433,875      23,075     7.09          334,135      17,702     7.06
  Investment Securities
    Taxable..............................................     2,367,113     101,865     5.74        2,549,313     101,218     5.31
    Non-Taxable (1)......................................       300,823      18,863     8.36          340,257      21,128     8.28
      Total Investment Securities........................     2,667,936     120,728     6.04        2,889,570     122,346     5.66
  Loans Held for Sale....................................       105,293       7,084     8.97          378,387      20,999     7.40
  Loans
    Commercial (1).......................................     6,070,210     419,521     9.24        5,587,387     333,353     7.98
    Real Estate-Residential..............................     1,252,132      77,875     8.29        1,070,676      65,171     8.12
    Consumer.............................................     2,638,294     175,975     8.92        2,626,273     161,800     8.24
      Total Loans (2)....................................     9,960,636     673,371     9.04        9,284,336     560,324     8.07
      Total Interest-Earning Assets......................    13,603,422     847,271     8.32       13,216,034     734,393     7.42
Allowance for Possible Loan Losses.......................      (172,714)          -        -         (175,417)          -        -
Non-Interest Earning Assets..............................     1,312,291           -        -        1,420,023           -        -
      Total Assets, Interest Income......................   $14,742,999    $847,271     7.68%     $14,460,640    $734,393     6.78%
LIABILITIES
Interest-Bearing Liabilities
  Interest Bearing Deposits
    NOW Accounts.........................................    $1,458,131     $20,014     1.84%      $1,478,064     $14,928     1.35%
    Savings Deposits.....................................     1,757,455      33,250     2.53        1,961,620      30,091     2.05
    Money Market Deposit Accounts........................     2,188,668      58,150     3.55        2,324,113      40,191     2.31
    Short-Term Time Deposits.............................       590,348      19,047     4.31          757,288      17,973     3.17
    Long-Term Time Deposits..............................     2,743,065     119,607     5.83        2,487,002      81,019     4.36
    Certificates of Deposit of $100,000 or More..........       707,428      31,096     5.88          478,282      17,191     4.81
      Total Interest Bearing Deposits....................     9,445,095     281,164     3.98        9,486,369     201,393     2.84
  Short-Term Borrowings
    Federal Funds Purchased and Securities
      Sold Under Agreements to Repurchase................     1,442,781      61,231     5.67        1,148,189      33,387     3.89
    Other Short-Term Borrowings..........................       241,956      10,848     5.99          217,130       7,257     4.47
      Total Short-Term Borrowings........................     1,684,737      72,079     5.72        1,365,319      40,644     3.98
  Long-Term Debt and Other Borrowings....................       425,676      22,605     7.08          385,957      19,699     6.81
      Total Interest-Bearing Liabilities.................    11,555,508     375,848     4.35       11,237,645     261,736     3.11
Non-Interest Sources to Fund
  Interest-Earning Assets
    Non-Interest Bearing Deposits........................     1,696,509           -        -        1,737,669           -        -
    Other Liabilities....................................       263,339           -        -          289,900           -        -
    Shareholders' Equity.................................     1,227,643           -        -        1,195,426           -        -
      Total Non-Interest Sources to Fund
        Interest-Earning Assets..........................     3,187,491           -        -        3,222,995           -        -
      Total Liabilities and Shareholders' Equity,
        Interest Expense.................................   $14,742,999    $375,848     3.41%     $14,460,640    $261,736     2.42%
NET INTEREST INCOME......................................                  $471,423                               $472,657
  NET INTEREST SPREAD (3)................................                               3.97%                                  4.31%
  EFFECT OF NON-INTEREST BEARING FUNDS...................                               0.66%                                  0.47%
  NET INTEREST MARGIN (4)................................                               4.63%                                  4.78%


(1) The indicated interest income and average yields are presented on a taxable-equivalent basis. The taxable-equivalent adjustments included above are $3,859, $4,343, $4,077, $12,903 and $13,474 for the third quarter of
     1995 and 1994, the second quarter of 1995 and the first nine months of 1995 and 1994, respectively.
(2) Loan fees have been included in interest income. Average loan balances include non-accrual loans.
(3) Net Interest Spread is the arithmetic difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.
(4) Net Interest Margin is computed by dividing net interest income by average interest-earning assets.

Table 2:  OFF-BALANCE SHEET DERIVATIVES
          MATURITIES AND OTHER INFORMATION

September 30, 1995
(Dollars in Thousands)                                                                                     1999
                                                                                                            and
Consolidated Notional Amount                               1995       1996         1997        1998       Beyond        Total
                                                         --------  ----------    --------    --------    --------    ----------
  Related to Interest Rate Risk Management............   $418,964  $1,058,007    $745,067    $451,762    $719,924    $3,393,724
  Related to Securities Unit (Broker-Dealer
    Activities).......................................    134,454     132,870     143,218      91,589     717,728     1,219,859

    Consolidated Derivatives..........................   $553,418  $1,190,877    $888,285    $543,351  $1,437,652    $4,613,583

Related to Interest Rate Risk Management

  Interest Rate Swaps
    Fixed Rate Receive
        Notional Amount...............................   $300,000    $950,000    $479,562    $345,843     $50,000    $2,125,405
        Weighted Average Fixed Rate Receive...........       5.68%       5.99%       5.67%       5.51%       6.57%         5.75%
        Weighted Average Floating Rate Pay............       5.87%       5.87%       5.88%       5.85%       5.88%         5.87%

    Floating Rate Receive and Pay -- Basis Swaps
        Notional Amount...............................          -     100,000     150,000           -           -       250,000
        Weighted Average Floating Rate Receive........          -        5.88%       5.88%          -           -          5.88%
        Weighted Average Floating Rate Pay............          -        5.85%       5.89%          -           -          5.88%

  Purchased Interest Rate Floors
        Notional Amount...............................          -           -     100,000           -     425,000       525,000
        Weighted Average Rate.........................          -           -        7.00%          -        6.50%         6.60%

  Interest Rate Collars
        Notional Amount...............................          -           -           -     100,000     100,000       200,000
        Weighted Average Rate on Floors...............          -           -           -        6.25%       6.00%         6.13%
        Weighted Average Rate on Caps.................                                           8.12%       8.80%         8.46%

  Notional Amount of Other Contracts
        Interest Rate Caps and Floors for Customers...     31,643       8,007      15,505       5,919     144,924       205,998
        Other.........................................     87,321           -           -           -           -        87,321

Total Interest Rate Risk Management...................   $418,964  $1,058,007    $745,067    $451,762    $719,924    $3,393,724

September 30, 1995
(Dollars in Thousands)
                                                                                        Net
                                                                                    Unrealized
                                                          Unrealized   Unrealized      Gains
Consolidated Notional Amount                                 Gains        Losses     (Losses)
                                                          ----------   ----------   ----------
  Related to Interest Rate Risk Management............      $19,979     ($11,449)     $8,530
  Related to Securities Unit (Broker-Dealer
    Activities).......................................       11,576       (3,285)      8,291

    Consolidated Derivatives..........................      $31,555     ($14,734)    $16,821

Related to Interest Rate Risk Management

  Interest Rate Swaps
    Fixed Rate Receive
        Notional Amount...............................       $6,090     ($11,449)    ($5,359)
        Weighted Average Fixed Rate Receive...........
        Weighted Average Floating Rate Pay............

    Floating Rate Receive and Pay -- Basis Swaps
        Notional Amount...............................            -            -           -
        Weighted Average Floating Rate Receive........
        Weighted Average Floating Rate Pay............

  Purchased Interest Rate Floors
        Notional Amount...............................       11,289            -      11,289
        Weighted Average Rate.........................

  Interest Rate Collars
        Notional Amount...............................        2,600            -       2,600
        Weighted Average Rate on Floors...............
        Weighted Average Rate on Caps.................

  Notional Amount of Other Contracts
        Interest Rate Caps and Floors for Customers...            -            -           -
        Other.........................................            -            -           -

Total Interest Rate Risk Management...................      $19,979     ($11,449)     $8,530


Notes

1. Maturity information reflects contractual terms based on interest rates in effect at September 30, 1995.
2. Fixed rate receive swaps convert retail deposits to floating rates.
3. Fixed rates shown are rates over the life of the swaps; floating rates represent rates in effect at September 30, 1995.
4. Fixed rate receive swaps contain $190 million of indexed amortizing swaps, where amortization of the notional amount is dependent upon the level of short term interest rates.
5. Basis swaps are based on the receipt of three month LIBOR and the payment of one month LIBOR.
6. Weighted average rates shown for purchased floors are the exercise rates; payments would be received when market rates are below these predetermined exercise rates.
7. Interest rate collars combine the purchase of a floor with the sale of a cap; payments would be received when market rates are below a predetermined level and payments would be made when market rates are above a predetermined level.
8. Other contracts include customer caps and floors, forward delivery instruments to manage risks from mortgage operations, and foreign exchange contracts.

September 30, 1995
(Dollars in Thousands)                                                                                      1999
                                                                                                             and
Related to Securities Unit (Broker-Dealer Activities)       1995        1996        1997        1998       Beyond       Total
                                                         ---------   ---------   ---------    --------   ---------   -----------
  Interest Rate Swaps
    Fixed Rate Receive
        Notional Amount...............................          -           -           -           -      $8,000        $8,000
        Weighted Average Fixed Rate Receive...........          -           -           -           -        7.09%         7.09%
        Weighted Average Floating Rate Pay............          -           -           -           -        5.96%         5.96%

  Tender Option Bonds
        Notional Amount...............................     $2,655     $65,916     $95,345      $8,310      43,497       215,723
        Weighted Average Fixed Rate Receive...........       8.13%       7.99%       7.28%       7.55%       8.04%         7.67%
        Weighted Average Floating Rate Pay............       4.27%       4.50%       4.47%       4.72%       5.09%         4.61%

  Treasury Float Contracts............................     19,601      43,265      42,964      77,514     614,965       798,309

  Commitments to Purchase or
    Sell Mortgages and Securities.....................    112,198      23,689       4,909       5,765      51,266       197,827

Total Securities Unit.................................   $134,454    $132,870    $143,218     $91,589    $717,728    $1,219,859


                                                                                  Net
                                                                                  Unrealized
                                                        Unrealized   Unrealized      Gains
Related to Securities Unit (Broker-Dealer Activities)      Gains       Losses      (Losses)
                                                        ----------   ----------   ----------
  Interest Rate Swaps
    Fixed Rate Receive
        Notional Amount...............................       $435           -         $435
        Weighted Average Fixed Rate Receive...........
        Weighted Average Floating Rate Pay............

  Tender Option Bonds
        Notional Amount................................     7,308     ($2,092)       5,216
        Weighted Average Fixed Rate Receive...........
        Weighted Average Floating Rate Pay............

  Treasury Float Contracts............................      1,434           -        1,434

  Commitments to Purchase or
    Sell Mortgages and Securities.....................      2,399      (1,193)       1,206

Total Securities Unit.................................    $11,576     ($3,285)      $8,291


Notes

1. Maturity information reflects expected maturity based on interest rates in effect at September 30, 1995.
2.   Fixed rates shown are rates over the life of the swaps;
     floating rates represent rates in effect at September 30, 1995.


Table 3:  ACTIVITY IN DERIVATIVES RELATED TO INTEREST RATE RISK MANAGEMENT


NOTIONAL AMOUNTS
(Dollars in Thousands)

                                     FIXED RATE     FIXED RATE
                                   RECEIVE SWAPS  RECEIVE SWAPS  FIXED RATE     BASIS     PURCHASED
                                    OUTSTANDING   FORWARD START   PAY SWAPS     SWAPS       FLOORS       COLLARS       TOTAL
                                   -------------  -------------  ----------     -----     ---------      -------       -----
Balance at January 1, 1994.......   $2,060,000       $150,000     $100,000           -           -             -    $2,310,000

Maturities.......................     (550,000)             -      (50,000)          -           -             -      (600,000)
Terminations.....................     (225,000)             -            -           -           -             -      (225,000)
New contracts....................      875,000        525,000            -           -    $500,000             -     1,900,000
Forwards becoming effective......      625,000       (625,000)           -           -           -             -             -
                                    ----------       --------     --------    --------    --------      --------    ----------
Balance at December 31, 1994.....    2,785,000         50,000       50,000           -     500,000             -     3,385,000
                                    ==========       ========     ========    ========    ========      ========    ==========
Maturities.......................     (609,595)             -      (50,000)          -           -             -      (659,595)
Terminations.....................     (275,000)             -            -           -    (100,000)            -      (375,000)
New contracts....................      125,000         50,000            -    $250,000     125,000      $200,000       750,000
Forwards becoming effective......      100,000       (100,000)           -           -           -             -             -
                                    ----------       --------     --------    --------    --------      --------    ----------
Balance at September 30, 1995....   $2,125,405              -            -    $250,000    $525,000      $200,000    $3,100,405 (1)
                                    ==========       ========     ========    ========    ========      ========    ==========

(1) Excludes customer caps and floors, forward delivery instruments to manage risks from mortgage operations, and foreign exchange contracts aggregating $293.3 million at September 30, 1995.

TABLE 4: LOANS
(Dollars in Thousands)

                                                     September 30, 1995      September 30, 1994     December 31, 1994
                                                    --------------------    -------------------    -------------------
                                                       Amount         %       Amount         %       Amount         %
                                                    -----------      ---    ----------      ---    ----------      ---
Commercial Loans
   Real Estate - Commercial Mortgage.............    $1,683,129      16%    $1,676,046      18%    $1,702,816      17%
   Real Estate - Construction....................       265,915       3        256,629       3        278,271       3
   Commercial, Financial and Agricultural........     4,256,198      42      3,810,023      40      3,966,785      41
                                                     ----------     ---     ----------     ---     ----------     ---
      Total Commercial Loans.....................     6,205,242      61      5,742,698      61      5,947,872      61

Real Estate - Residential........................     1,289,851      12      1,158,381      12      1,217,142      12

Consumer Loans
   Real Estate - Home Equity.....................     1,138,635 (1)  11        735,961       8        744,173       8
   Direct Auto Loans.............................        68,237       1         90,495       1         91,834       1
   Indirect Auto Loans...........................       979,552       9        942,363      10        967,783      10
   Autos Under Lease.............................       156,385       2        118,346       1        118,483       1
   Other Consumer Loans..........................       408,133       4        656,386       7        676,236       7
                                                     ----------     ---     ----------     ---     ----------     ---
      Total Consumer Loans.......................     2,750,942      27      2,543,551      27      2,598,509      27
                                                     ----------     ---     ----------     ---     ----------     ---
         Total Loans, Net of Unearned Discount...   $10,246,035     100%    $9,444,630     100%    $9,763,523     100%
                                                    ===========     ===     ==========     ===     ==========     ===

(1)  Includes $347 million of loans transferred from "Other
     Consumer Loans" during the first quarter of 1995.


TABLE 5:  INVESTMENT SECURITIES AND INVESTMENT SECURITIES AVAILABLE FOR SALE
(Dollars In Thousands)

Investment Securities

    A summary of the amortized cost and approximate fair value of investment securities is as follows:




                                                 September 30, 1995          September 30, 1994          December 31, 1994
                                             -------------------------  --------------------------   -------------------------
                                                           Approximate                 Approximate                 Approximate
                                              Amortized        Fair       Amortized         Fair      Amortized         Fair
                                                 Cost         Value          Cost          Value         Cost          Value
                                             ----------    -----------    ---------    -----------   ----------    -----------
United States Government Securities.......     $596,468      $592,611      $716,779      $697,324      $667,031      $638,476
Mortgage Backed Securities
   Collateralized Mortgage Obligations....    1,176,213     1,163,226     1,431,218     1,385,256     1,380,105     1,311,068
   Other .................................      181,336       182,178       241,224       236,843       231,290       222,298
      Total Mortgage-Backed Securities....    1,357,549     1,345,404     1,672,442     1,622,099     1,611,395     1,533,366
State and Municipal Securities............      273,991       277,922       345,123       343,761       335,401       327,811
Other Securities..........................      186,001       185,233       286,891       283,710       258,592       253,654
                                             ----------    ----------    ----------    ----------    ----------    ----------
      Total Investment Securities.........   $2,414,009    $2,401,170    $3,021,235    $2,946,894    $2,872,419    $2,753,307

     A summary of gross unrealized gains and losses on investment securities is as follows:

                                                 September 30, 1995           September 30, 1994          December 31, 1994
                                              ------------------------     -----------------------     ----------------------
                                                 Gross         Gross          Gross        Gross          Gross       Gross
                                              Unrealized    Unrealized     Unrealized   Unrealized     Unrealized  Unrealized
                                                 Gains        Losses          Gains       Losses         Gains       Losses
                                              ----------    ----------     ----------   ----------     ----------  ----------
United States Government Securities.......       $1,126        $4,983          $600       $20,055          $162       $28,717
Mortgage Backed Securities
   Collateralized Mortgage Obligations....        2,190        15,177           393        46,355            75        69,112
   Other .................................        2,560         1,718         2,623         7,004         1,056        10,048
                                                 ------       -------        ------       -------
      Total Mortgage-Backed Securities....        4,750        16,895         3,016        53,359         1,131        79,160
State and Municipal Securities............        4,673           742         4,391         5,753         2,802        10,392
Other Securities..........................          130           898            77         3,258           128         5,066
                                                -------       -------        ------       -------
      Total Investment Securities.........      $10,679       $23,518        $8,084       $82,425        $4,223      $123,335
                                                =======       =======        ======       =======

Investment Securities Available for Sale

     A summary of the amortized cost and approximate fair value of investment securities available for sale is as follows:

                                                 September 30, 1995          September 30, 1994          December 31, 1994
                                              ------------------------    ------------------------    ------------------------
                                                           Approximate                 Approximate                 Approximate
                                              Amortized        Fair       Amortized        Fair       Amortized        Fair
                                                 Cost         Value          Cost         Value          Cost         Value
                                              ---------    -----------    ---------    -----------    ---------    -----------
United States Government Securities.......     $247,558      $251,985      $288,147      $284,795      $282,500      $274,594
Mortgage Backed Securities
   Collateralized Mortgage Obligations....        1,585         1,723        25,089        24,553        25,089        24,260
   Other .................................       84,463        85,587        99,441        96,897        96,501        91,678
                                               --------      --------      --------      --------      --------      --------
      Total Mortgage-Backed Securities....       86,048        87,310       124,530       121,450       121,590       115,938
State and Municipal Securities............       36,640        37,425        29,727        30,907        32,530        33,362
Other Securities..........................        7,376         9,891        15,526        17,593         9,163        11,100
                                               --------      --------      --------      --------      --------      --------
      Total Investment Securities
        Available for Sale................     $377,622      $386,611      $457,930      $454,745      $445,783      $434,994
                                               ========      ========      ========      ========      ========      ========

     A summary of gross unrealized gains and losses on investment securities available for sale is as follows:

                                                   September 30, 1995          September 30, 1994          December 31, 1994
                                               -------------------------   ------------------------    ------------------------
                                                  Gross          Gross        Gross         Gross         Gross         Gross
                                               Unrealized     Unrealized   Unrealized    Unrealized    Unrealized    Unrealized
                                                  Gains         Losses        Gains        Losses         Gains        Losses
                                               ----------     ----------   ----------    ----------    ----------    ----------
United States Government Securities.......       $4,501           $74          $464        $3,816          $105        $8,011
Mortgage Backed Securities
   Collateralized Mortgage Obligations....          139             1             -           536             -           829
   Other .................................        1,303           179           198         2,742            72         4,895
                                                 ------          ----          ----        ------          ----        ------
      Total Mortgage-Backed Securities....        1,442           180           198         3,278            72         5,724
State and Municipal Securities............          794             9         1,240            60           958           126
Other Securities..........................        2,760           245         2,192           125         2,121           184
                                                 ------          ----        ------        ------        ------       -------
      Total Investment Securities
        Available for Sale................       $9,497          $508        $4,094        $7,279        $3,256       $14,045
                                                 ======          ====        ======        ======        ======       =======

Table 6:  DEPOSITS
(Dollars in Thousands)
                                                  September 30, 1995      September 30, 1994       December 31, 1994
                                                  ------------------      ------------------       -----------------
                                                     Amount       %          Amount       %          Amount       %
                                                  -----------   ----      -----------   ----       ----------   ----
Non-Interest Bearing Deposits................      $1,782,975    16%       $1,811,484    16%       $1,998,660    18%
NOW Accounts.................................       1,408,649    13         1,469,937    13         1,523,834    13
Savings Deposits.............................       1,668,211    15         1,949,808    17         1,846,758    16
Money Market Deposit Accounts................       2,078,761    19         2,244,885    20         2,287,039    20
Short-Term Time Deposits.....................         579,087     5           710,805     6           638,823     6
Long-Term Time Deposits......................       2,776,321    25         2,547,549    23         2,586,443    23
Certificates of Deposit of $100,000 or More..         810,410     7           575,711     5           498,010     4
                                                  -----------   ---       -----------   ---       -----------   ---
      Total..................................     $11,104,414   100%      $11,310,179   100%      $11,379,567   100%

TABLE 7: ALLOWANCE FOR POSSIBLE LOAN LOSSES
(Dollars In Thousands)


                                                       Three Months Ended                                    Nine  Months Ended
                                       ---------------------------------------------------------------  ----------------------------
                                       September 30,  June 30,  March 31,  December 31,  September 30,  September 30,  September 30,
                                            1995        1995       1995        1994           1994           1995           1994
                                       -------------  --------  ---------  ------------  -------------  -------------  -------------
Balance at Beginning of Period..........  $170,684    $168,426   $169,402    $173,503       $172,343       $169,402       $175,078

Additions (Deductions)
   Loans Charged-Off
      Commercial (includes
           Commercial Real Estate)......    (7,291)     (6,708)    (8,397)    (12,182)        (7,621)       (22,396)       (19,715)
      Real Estate - Residential.........      (739)       (619)      (499)       (989)          (838)        (1,857)        (8,312)
      Consumer..........................    (4,275)     (4,392)    (3,014)     (3,035)        (2,808)       (11,681)        (8,000)
                                          --------    --------   --------    --------       --------       --------       --------
           Total Loans Charged-Off......   (12,305)    (11,719)   (11,910)    (16,206)       (11,267)       (35,934)       (36,027)
                                          --------    --------   --------    --------       --------       --------       --------
   Recoveries on Charged-Off Loans
      Commercial (includes
           Commercial Real Estate)......     3,850       2,102      1,485       7,063          3,528          7,437          7,320
      Real Estate - Residential.........        19          76         80          45            216            175            415
      Consumer..........................     1,375       1,678      1,348       1,305          1,161          4,401          3,532
                                          --------    --------   --------    --------       --------       --------       --------
        Total Recoveries on
          Charged-Off Loans.............     5,244       3,856      2,913       8,413          4,905         12,013         11,267
                                          --------    --------   --------    --------       --------       --------       --------

   Net Loans Charged-Off................    (7,061)     (7,863)    (8,997)     (7,793)        (6,362)       (23,921)       (24,760)
                                          --------    --------   --------    --------       --------       --------       --------

   Acquired Reserves....................         -           -          -           -          1,029              -          1,168
   Other Deductions.....................         -           -          -      (2,377)             -              -              -

   Provision Charged to
            Operating Expense...........    10,510      10,121      8,021       6,069          6,493         28,652         22,017
                                          --------    --------   --------    --------       --------       --------       --------
Balance at End of Period................  $174,133    $170,684   $168,426    $169,402       $173,503       $174,133       $173,503
                                          ========    ========   ========    ========       ========       ========       ========

Net Loan Charge-Offs to Average Loans...      0.28%       0.32%      0.37%       0.32%          0.27%          0.32%          0.36%

TABLE 8:  CREDIT QUALITY
(Dollars in Thousands)
                                                           September 30,  June 30,      March 31,     December 31,  September 30,
                                                                1995        1995          1995           1994           1994
                                                           -------------  --------      ---------     ------------  -------------
Non-Accrual Loans
   Commercial
     Real Estate-Commercial Mortgage......................    $26,869      $31,620       $23,152        $32,521        $35,152
     Real Estate-Construction.............................      1,545        1,786         2,059          3,000          6,492
     Commercial, Financial and Agricultural...............     47,365       50,872        63,054         42,899         46,459
                                                             --------     --------      --------       --------       --------
        Total Commercial..................................     75,779       84,278        88,265         78,420         88,103
   Real Estate-Residential................................     11,770       13,562        16,235         16,370         13,304
   Consumer...............................................        886          997           817            233            822
                                                             --------     --------      --------       --------       --------
        Total Non-Accrual Loans...........................     88,435       98,837       105,317         95,023        102,229
                                                             --------     --------      --------       --------       --------

Restructured Loans
   Real Estate-Commercial Mortgage........................        752          761           769            761             10
   Real Estate-Construction...............................         28           29            31             33             34
   Commercial, Financial and Agricultural.................        311          331           349            351          1,138
                                                             --------     --------      --------       --------       --------
        Total Restructured Loans..........................      1,091        1,121         1,149          1,145          1,182
                                                             --------     --------      --------       --------       --------
             TOTAL NON-PERFORMING LOANS...................     89,526       99,958       106,466         96,168        103,411
                                                             --------     --------      --------       --------       --------
Assets Acquired in Foreclosures
     Foreclosed Real Estate...............................     14,615       15,156        23,338         23,392         23,519
     Assets Related to Consumer Loans.....................      1,608        2,475         1,923          2,178          1,127
                                                             --------     --------      --------       --------       --------
       Total Assets Acquired..............................     16,223       17,631        25,261         25,570         24,646
                                                             --------     --------      --------       --------       --------
             TOTAL NON-PERFORMING ASSETS..................   $105,749     $117,589      $131,727       $121,738       $128,057
                                                             ========     ========      ========       ========       ========

Allowance for Possible Loan Losses as a Percentage of:
   Loans..................................................       1.70%        1.70%         1.70%          1.74%          1.84%
   Non-Performing Loans...................................        195%         171%          158%           176%           168%
   Non-Performing Assets..................................        165%         145%          128%           139%           135%

Total Non-Performing Loans as a Percentage
   of Loans...............................................       0.87%        0.99%         1.07%          0.98%          1.09%

Total Non-Performing Assets as a Percentage
   of Loans and Assets Acquired in Foreclosures...........       1.03%        1.17%         1.33%          1.24%          1.35%

Loans Past Due 90 or more Days as to Interest or Principal
   not Included Above (Includes $14,791 of Real Estate-
   Residential as of September 30, 1995)..................    $27,529      $22,681       $24,071        $22,355        $19,639

Total Non-Performing Assets and Loans Past Due
   90 or more Days as to Interest or Principal............   $133,278     $140,270      $155,798       $144,093       $147,696

Total Non-Performing Assets and Loans Past Due 90 or
   more Days as to Interest or Principal as a Percentage
   of Loans and Assets Acquired in Foreclosures...........       1.30%        1.39%         1.57%          1.47%          1.56%

TABLE 9:  COMMERCIAL LOANS BY MAJOR INDUSTRY CLASSIFICATION
September 30,
(Dollars in Thousands)

                                                         1995                                         1994
                                       --------------------------------------       -------------------------------------
                                           Loans            Non-Accrual                Loans            Non-Accrual
                                        Outstanding    %       Loans      %         Outstanding    %       Loans     %
                                        -----------   ----  -----------  ----       -----------   ----  ----------- ----
Agriculture...........................    $161,454      2%     $1,433      2%         $155,173      3%       $235     *
Mining................................      16,350      *         265      *            17,678      *         327     *
Construction..........................     228,570      4       2,355      3           236,541      4       3,911     5
Manufacturing.........................   1,223,510     20      28,762     38         1,153,579     20      21,316    24
Transportation, Communication and
   Public Utilities...................     371,155      6       1,817      3           294,433      5       2,403     3
Wholesale Trade.......................     384,628      6       2,376      3           363,179      6       7,198     8
Retail Trade..........................     808,787     13       9,377     12           731,411     13       8,977    10
Finance, Insurance and Real Estate....   1,408,796     23      20,190     27         1,283,256     23      26,973    31
Services..............................   1,459,523     24       8,571     11         1,389,160     24      15,096    17
Public Administration.................      17,387      *           -      -            14,892      *         621     1
Other.................................     125,082      2         633      1           103,396      2       1,046     1
                                        ----------    ---     -------    ---        ----------    ---     -------   ---
  Total...............................  $6,205,242    100%    $75,779    100%       $5,742,698    100%    $88,103   100%
                                        ==========    ===     =======    ===        ==========    ===     =======   ===

* Less than one percent

TABLE 10:  COMMERCIAL REAL ESTATE
September 30
(Dollars in Thousands)

Outstanding Loans                                                     1995                                          1994
                         ------------------------------------------------------------------------------    ------------------------
                            Investor-Developer          Owner-Occupied                 Total                        Total
                         ------------------------  -----------------------  --------------------------    ------------------------
                         Commercial                Commercial               Commercial                    Commercial
                          Mortgage   Construction   Mortgage  Construction   Mortgage     Construction    Mortgage    Construction
                         ----------  ------------  ---------- ------------  ----------    ------------    ----------  ------------
Apartment Buildings.....  $215,915       $2,712          -             -      $215,915        $2,712         216,382       1,253
Office Buildings........   169,559       16,906     $187,109     $11,490       356,668        28,396         342,679      24,796
Residential Properties..         -      111,161            -           -             -       111,161             130      89,422
Shopping Centers........   169,020       21,014       70,452       2,451       239,472        23,465         227,469      21,798
Land....................         -       34,060            -           -             -        34,060               -      41,240
Industrial Plants.......   101,873        5,537      178,871      14,026       280,744        19,563         286,963      28,071
Hotel/Motel/Restaurant..   128,647        2,734            -           -       128,647         2,734         119,385       2,810
Healthcare Facilities...         -            -       67,699       1,611        67,699         1,611          99,075      19,388
Other...................   148,785       16,498      245,199      25,715       393,984        42,213         383,963      27,851
                          --------     --------     --------     -------    ----------      --------      ----------    --------
  Total.................  $933,799     $210,622     $749,330     $55,293    $1,683,129 (1)  $265,915 (1)  $1,676,046    $256,629
                          ========     ========     ========     =======    ==========      ========      ==========    ========

(1)  The geographic distribution by state is as follows:
     Pennsylvania $1,544,347 (79%), Delaware $215,012 (11%), New
     Jersey $119,595 (6%), and all other states $70,090 (4%).


Non-Accrual Loans                                              1995                                                 1994
                          ------------------------------------------------------------------------------  ------------------------
                             Investor-Developer          Owner-Occupied                  Total                      Total
                          ------------------------  ------------------------  --------------------------  ------------------------
                          Commercial                Commercial                Commercial                  Commercial
                           Mortgage   Construction   Mortgage   Construction   Mortgage     Construction   Mortgage   Construction
                          ----------  ------------  ----------  ------------  ----------    ------------  ----------  ------------
Apartment Buildings.....    $1,498            -            -               -    $1,498              -         6,572           -
Office Buildings........    12,218            -       $1,112               -    13,330             -          6,162           -
Residential Properties..         -         $958            -               -         -          $958            130       1,038
Shopping Centers........     1,323           81          549               -     1,872            81          3,355           -
Land....................         -          228            -               -         -           228              -       5,161
Industrial Plants.......        17            -        3,133               -     3,150             -         10,466           -
Hotel/Motel/Restaurant..     4,004          278            -               -     4,004           278          2,905         293
Other...................     1,361            -        1,654               -     3,015             -          5,562           -
                           -------       ------       ------    ------------   -------        ------        -------      ------
Total.................     $20,421       $1,545       $6,448               -   $26,869 (2)    $1,545 (2)    $35,152      $6,492
                           =======       ======       ======    ============   =======        ======        =======      ======

(2)  The geographic distribution by state is as follows:
     Pennsylvania $12,851, (45%), Delaware $12,456 (44%), New
     Jersey $1,409 (5%), and all other states $1,698 (6%).

Assets Acquired in
Foreclosures (3)             1995            1994
                           -------        -------
Apartment Buildings.....      $150             401
Office Buildings........     2,871          11,415
Residential Properties..     2,640               -
Shopping Centers........       119           3,246
Land....................     2,380             759
Industrial Plants.......     1,666           1,066
Hotel/Motel/Restaurant..       437           1,844
Other...................       763           1,674
                           -------         -------
  Total.................   $11,026 (3)     $20,405
                           =======         =======

(3)  The geographic distribution by state is as follows:
     Pennsylvania $6,732 (61%), Delaware $272 (3%), and New
     Jersey $4,022 (36%).

TABLE 11: CAPITAL ADEQUACY

                                                  September 30,       June 30,        March 31,       December 31,    September 30,
                                                       1995             1995             1995             1994             1994
                                                  -------------       --------        ---------       ------------    -------------
Consolidated

Total Shareholders' Equity
   to Assets...................................        8.70%            8.29%            8.15%            8.07%            8.33%
Tangible Shareholders' Equity
   to Assets...................................        7.93             7.51             7.35             7.23             7.46
Risk-Based Capital
     Tier 1....................................        9.59             9.31             9.32             9.25             9.44
     Tier 2....................................        3.45             3.45             3.48             3.48             3.63
       Total (1,2).............................       13.04            12.76            12.80            12.73            13.07
Leverage (1,2).................................        7.96             7.57             7.52             7.47             7.47

Banking

Total Risk-Based Capital (1,2)
    Meridian Bank..............................       12.87            12.35            12.39            12.16            12.53
    Delaware Trust Company.....................       16.03            14.95            14.59            14.32            13.58
    Meridian Bank, New Jersey..................       14.50            14.06            15.20            15.06            15.88

(1) The minimum ratios required by Federal Reserve Board guidelines are 4% for Tier 1 capital, 8% for total risk-based capital, and a leverage ratio of 3% plus an additional cushion of 100 to 200 basis points.

(2) Federal Reserve Board guidelines define a well-capitalized institution as having a Tier 1 capital ratio of 6% more, a total risk-based capital ratio of 10% or more, and a leverage ratio of 5% or more.

TABLE 12: INDUSTRY SEGMENTS
(Dollars in Thousands)

                                                              Net Income(Loss)
                                               ---------------------------------------------           Assets
                                                Three Months Ended       Nine Months Ended    ------------------------
                                               --------------------    ---------------------
                                                   September 30,           September 30,            September 30,       December 31,
                                                 1995        1994        1995         1994        1995         1994         1994
                                               -------     --------    --------     --------  -----------  -----------  ------------
Banking (1)................................    $52,287     $39,850     $120,016     $112,953  $14,325,928  $14,251,308  $14,550,315
Securities (Broker-Dealer Activities) (2)..      2,085      (3,230)       1,520        2,260      237,242      531,092      502,332
                                               -------     -------     --------     --------  -----------  -----------  -----------
Consolidated (3)...........................    $54,372     $36,620     $121,536     $115,213  $14,563,170  $14,782,400  $15,052,647
                                               =======     =======     ========     ========  ===========  ===========  ===========

(1)  Includes restructuring charge of $27.0 million(after-tax
     $17.5 million) in the second quarter of 1995.

(2)  Includes restructuring charge of $5.0 million(after-tax
     $3.3 million) in the second quarter of 1995.

(3)  Includes restructuring charge of $32.0 million(after-tax
     $20.8 million) in the second quarter of 1995.

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                                                                September 30,     September 30,      December 31,
                                                                                     1995              1994              1994
                                                                                -------------     -------------      ------------
ASSETS
Cash and Due from Banks....................................................         $610,239          $614,200         $669,642
Short-Term Investments
   Interest-Bearing Deposits in Other Banks................................           63,556           113,314          123,608
   Federal Funds Sold and Securities Purchased Under
      Agreements to Resell.................................................           13,996            48,965           96,810
      Total Short-Term Investments.........................................           77,552           162,279          220,418
Trading Account Assets.....................................................          116,249            71,763          346,170
Investment Securities Available for Sale
    (Amortized Cost, $377,622, $457,930 and $445,783 at
     September 30,1995, September 30, 1994 and December
     31, 1994, Respectively)...............................................          386,611           454,745          434,994
Investment Securities
    (Fair Value $2,401,170, $2,946,894 and $2,753,307 at
     September 30, 1995, September 30, 1994 and December
     31, 1994, Respectively)...............................................        2,414,009         3,021,235        2,872,419
Loans and Other Assets Held for Sale.......................................          140,293           422,010           90,590
Total Loans, Net of Unearned Discount......................................       10,246,035         9,444,630        9,763,523
      Less Allowance for Possible Loan Losses..............................          174,133           173,503          169,402
            Net Loans......................................................       10,071,902         9,271,127        9,594,121
Premises and Equipment.....................................................          248,876           258,267          263,583
Accrued Interest Receivable................................................          105,550           103,444          111,936
Other Assets...............................................................          391,889           403,330          448,774
            Total Assets...................................................      $14,563,170       $14,782,400      $15,052,647

LIABILITIES
Deposits
   Non-Interest Bearing Deposits...........................................       $1,782,975        $1,811,484       $1,998,660
   Interest-Bearing Deposits...............................................        9,321,439         9,498,695        9,380,907
      Total Deposits.......................................................       11,104,414        11,310,179       11,379,567
Short-Term Borrowings
   Federal Funds Purchased and Securities Sold
      Under Agreements to Repurchase.......................................        1,072,240         1,371,412        1,569,153
   Other Short-Term Borrowings.............................................          289,889           271,648          243,413
      Total Short-Term Borrowings..........................................        1,362,129         1,643,060        1,812,566
Long-Term Debt and Other Borrowings........................................          514,524           372,546          372,153
Accrued Interest Payable...................................................           80,101            48,826           62,344
Other Liabilities..........................................................          235,691           176,193          210,932
      Total Liabilities....................................................       13,296,859        13,550,804       13,837,562

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY

Preferred Stock (Par Value $25.00)
    Authorized - 25,000,000 Shares
Common Stock (Par Value $5.00)
   Authorized - 200,000,000 Shares
   Issued - 58,338,038 Shares at September 30, 1995 and
     58,316,978 Shares at September 30, 1994 and
     December 31, 1994, Respectively.......................................          291,690           291,585          291,585
Surplus....................................................................          211,426           211,142          211,011
Retained Earnings..........................................................          827,553           746,750          771,150
Net Unrealized Gains (Losses) on Securities................................            5,844            (2,239)          (7,182)
Treasury Stock - 515,434, 513,076 and 525,336 Shares
    at September 30, 1995, September 30, 1994 and December.................
    31, 1994, Respectively.................................................          (15,830)          (15,642)         (15,911)
Unallocated Shares Held by Employee Stock Ownership Plan
      (ESOP) Trust -1,925,000 and 1,285,000 Shares at
      September 30, 1995 and December 31, 1994,
      Respectively..........................................................         (54,372)                -          (35,568)
      Total Shareholders' Equity...........................................        1,266,311         1,231,596        1,215,085
           Total Liabilities and Shareholders' Equity......................      $14,563,170       $14,782,400      $15,052,647

     See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Data)
                                                                        Three Months Ended                 Nine Months Ended
                                                                           September 30,                     September 30,
                                                                   ----------------------------      ----------------------------
                                                                    1995              1994             1995              1994
                                                                   ----------       -----------      ----------        ----------
INTEREST INCOME
  Interest and Fees on Loans...............................         $227,818          $196,909        $669,088          $555,960
   Interest on Trading Account Assets.......................           4,431             2,810          17,050             7,151
   Interest on Investment Securities
    Available for Sale......................................           6,939             6,795         22,016            16,545
   Interest on Investment Securities........................          35,739            40,769        114,126           114,951
   Interest on Loans Held for Sale..........................           2,975             7,868          7,084            20,999
   Other Interest Income....................................           1,100             2,059          5,814             5,313
      Total Interest Income.................................         279,002           257,210        835,178           720,919
INTEREST EXPENSE
   Interest on Deposits.....................................          94,327            74,586        281,164           201,393
   Interest on Short-Term Borrowings........................          20,109            19,867         72,079            40,644
   Interest on Long-Term Debt and Other
    Borrowings..............................................           9,000             6,346         22,605            19,699
      Total Interest Expense................................         123,436           100,799        375,848           261,736
NET INTEREST INCOME.........................................         155,566           156,411        459,330           459,183
PROVISION FOR POSSIBLE LOAN LOSSES..........................          10,510             6,493         28,652            22,017
NET INTEREST INCOME AFTER PROVISION
   FOR POSSIBLE LOAN LOSSES.................................         145,056           149,918        430,678           437,166
NON-INTEREST INCOME
   Trust....................................................          16,237            15,791         48,117            37,748
   Mortgage.................................................           3,640             2,954          9,602            14,960
   Broker-Dealer and Investment Banking.....................          11,909             1,986         38,056            31,419
   Service Charges on Deposit Accounts......................          17,792            14,391         48,739            41,416
   Fees for Other Customer Services.........................           9,524             8,475         26,609            25,216
   Net Securities Gains ....................................           1,504             2,110          4,671             2,751
   Other Income.............................................           2,348            11,595         12,026            17,063
      Total Non-Interest Income.............................          62,954            57,302        187,820           170,573
NON-INTEREST EXPENSES
   Salaries and Employee Benefits...........................          66,379            75,461        214,758           223,298
   Net Occupancy Expense....................................          10,600            11,103         32,978            34,330
   Equipment Expense........................................           9,670             9,401         28,552            28,833
   Restructuring Charge.....................................                                            32,000
   Other Expenses...........................................          40,712            57,721        132,014           149,105
      Total Non-Interest Expenses...........................         127,361           153,686        440,302           435,566
INCOME BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.................................................          80,649            53,534        178,196           172,173
   Provision for Income Taxes...............................          26,277            16,914         56,660            54,230
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE...................................          54,372            36,620        121,536           117,943
CUMULATIVE AFTER-TAX EFFECT ON PRIOR YEARS
  OF CHANGE IN METHOD OF ACCOUNTING FOR
  POSTEMPLOYMENT BENEFITS...................................               -                 -              -            (2,730)
NET INCOME..................................................         $54,372           $36,620       $121,536          $115,213

                                                                        Three Months Ended                Nine Months Ended
                                                                           September 30,                    September 30,
                                                                   ----------------------------   ---------------------------
                                                                    1995              1994           1995              1994
                                                                   ----------       -----------      ----------        ----------
PER COMMON SHARE
   Income Before Cumulative Effect of
    Change in Accounting Principle
      Primary...............................................            $0.96             $0.63         $2.15             $2.03
      Fully Diluted.........................................            $0.96             $0.63         $2.14             $2.03
   Cumulative After-Tax Effect on Prior
    Years of Change in Accounting Principle
      Primary...............................................                -                 -             -            ($0.05)
      Fully Diluted.........................................                -                 -             -            ($0.05)
   Net Income
      Primary...............................................            $0.96             $0.63         $2.15             $1.98
      Fully Diluted.........................................            $0.96             $0.63         $2.14             $1.98
   Dividends................................................            $0.37             $0.34         $1.08             $1.00
AVERAGE SHARES OUTSTANDING
      Primary...............................................       56,730,655        58,301,343     56,521,960        58,226,123
      Fully Diluted.........................................       56,744,217        58,301,343     56,824,500        58,226,123


See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in Thousands)
                                                     Common Stock                                     Net Unrealized
                                               ------------------------                                 Gains
                                                  Shares                               Retained        (Losses) on    Treasury
                                               Outstanding      Amount      Surplus    Earnings         Securities      Stock
                                               -----------     --------    --------    --------       --------------  --------
FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 1994

Balance at January 1, 1994....................  58,154,486     $290,760    $205,174    $690,058            ($359)            -
Net Income....................................           -            -           -     115,213                -             -
Common Stock Dividends Declared...............           -            -           -     (57,767)               -             -
Sales of Stock Under Dividend Reinvestment,
   Stock Option and Employee Benefit Plans....     105,204           51        (230)       (754)               -         2,842
Purchases of Treasury Stock...................    (610,500)           -           -           -                -       (18,484)
Unrealized After-Tax Loss on Investment
   Securities Available for Sale..............           -            -           -           -           (1,880)            -
Common Stock Warrants Issued in Merger........           -            -       4,000           -                -             -
Common Stock Issued in Merger.................     154,712          774       2,198           -                -             -

Balance at September 30, 1994.................  57,803,902     $291,585    $211,142    $746,750          ($2,239)     ($15,642)

FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 1995

Balance at January 1, 1995....................  56,506,642     $291,585    $211,011    $771,150          ($7,182)     ($15,911)
Net Income....................................           -            -           -     121,536                -             -
Common Stock Dividends Declared...............           -            -           -     (60,430)               -             -
Sales of Stock Under Dividend Reinvestment,
   Stock Option and Employee Benefit Plans....     417,936          105          41      (4,703)               -        13,149
Purchases of Treasury Stock...................    (386,974)           -           -           -                -       (13,068)
Purchases of Shares for Employee Stock
    Ownership Plan (ESOP).....................    (715,000)           -           -           -                -             -
Employee Stock Ownership Plan (ESOP) Shares
    Committed to be Released to Participants..      75,000            -         374           -                -             -
Unrealized After-Tax Gain on Investment
    Securities Available for Sale.............           -            -           -           -           13,026             -

Balance at September 30, 1995.................  55,897,604     $291,690    $211,426    $827,553           $5,844      ($15,830)

                                                Unallocated
                                                    ESOP
                                                   Shares       Total
                                                -----------  -----------
FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 1994

Balance at January 1, 1994....................           -   $1,185,633
Net Income....................................           -      115,213
Common Stock Dividends Declared...............           -      (57,767)
Sales of Stock Under Dividend Reinvestment,
   Stock Option and Employee Benefit Plans....           -        1,909
Purchases of Treasury Stock...................           -      (18,484)
Unrealized After-Tax Gain on Investment
   Securities Available for Sale..............           -       (1,880)
Common Stock Warrants Issued in Merger........           -        4,000
Common Stock Issued in Merger.................           -        2,972

Balance at September 30, 1994.................           -   $1,231,596



FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 1995

Balance at January 1, 1995....................    ($35,568)  $1,215,085
Net Income....................................           -      121,536
Common Stock Dividends Declared...............           -      (60,430)
Sales of Stock Under Dividend Reinvestment,
   Stock Option and Employee Benefit Plans....           -        8,592
Purchases of Treasury Stock...................           -      (13,068)
Purchases of Shares for Employee Stock
    Ownership Plan (ESOP).....................     (20,922)     (20,922)
Employee Stock Ownership Plan (ESOP) Shares
    Committed to be Released to Participants..       2,118        2,492
Unrealized After-Tax Gain on Investment
    Securities Available for Sale.............           -       13,026

Balance at September 30, 1995.................    ($54,372)  $1,266,311

See accompanying Notes to Consolidated Financial Statements.

    CONSOLIDATED STATEMENTS OF CASH FLOWS
    (Dollars in Thousands)
                                                                          For the Nine Months Ended
                                                                                September 30,
                                                                          -------------------------
                                                                             1995           1994
                                                                          ---------       --------
    CASH FLOWS FROM OPERATING ACTIVITIES
       Net Income...................................................       $121,536       $115,213
       Adjustments to Reconcile Net Income to Net Cash Provided
         by Operating Activities
          Restructuring Charge......................................         25,388             --
          Depreciation and Amortization.............................         38,938         37,554
          Deferred Tax Benefit (Expense)............................         (9,558)         6,682
          Cumulative Effect of Change in Accounting Principle.......             --         (2,730)
          Provision for Possible Loan Losses........................         28,652         22,017
          Provision for Other Real Estate Losses and Mortgage
            Servicing Recourse......................................          7,552         13,709
          Net Gains - Investment Securities.........................         (3,966)          (416)
          Net Gains - Investment Securities Available
            for Sale................................................         (1,060)        (2,069)
          Gains On Sales Of Mortgage Servicing......................         (1,802)          (210)
          Gain On Sale Of Student Loans.............................             --         (8,984)
          Decrease (Increase) in Trading Account Assets.............        230,397        (35,147)
          Decrease (Increase) in Loans and Other Assets
             Held for Sale..........................................        (46,564)       283,361
          Decrease in Other Assets..................................         44,875         96,281
          Increase (Decrease) in Other Liabilities..................         12,497       (121,041)
          Other, Net................................................          1,456          3,735

              Net Cash Provided by Operating Activities.............        448,341        407,955

    CASH FLOWS FROM INVESTING ACTIVITIES
       Decrease (Increase) in Short-Term Investments................         60,054        (11,453)
       Proceeds from Sales of Investment Securities.................         29,523             --
       Proceeds from Maturities, Calls and Paydowns of Investment
         Securities.................................................        478,804        845,014
       Purchases of Investment Securities...........................        (67,937)    (1,104,428)
       Proceeds from Sales of Investment Securities Available
         for Sale...................................................        300,480         37,421
       Proceeds from Maturities, Calls and Paydowns of Investment
         Securities Available for Sale..............................         13,731         50,799
       Purchases of Investment Securities Available for Sale........       (243,835)      (249,985)
       Net Principal Disbursed on Loans to Customers................       (525,848)      (731,355)
       Proceeds from Sale of Student Loans..........................             --        231,984
       Proceeds from Sales of Premises and Equipment................          5,601         11,009
       Purchases of Premises and Equipment..........................        (14,648)       (42,836)
       Proceeds from Sales of Mortgage Servicing....................          2,456          6,776
       Proceeds from Sales of Assets Acquired in Foreclosures.......         22,162         25,543
       Net Cash Provided by Acquisitions............................             --        379,318

          Net Cash Provided by (Used For) Investing Activities......         60,543       (552,193)

    CASH FLOWS FROM FINANCING ACTIVITIES
       Net Decrease in Deposits.....................................       (275,794)      (514,035)
       Net Increase (Decrease) in Short Term Borrowings ............       (450,437)       851,337
       Proceeds from Issuance of Long-Term Debt.....................        152,110          2,223
       Repayment of Long Term Debt..................................        (12,074)       (60,061)
       Purchases of Treasury Stock..................................        (13,068)       (18,484)
       Proceeds from Issuance of Common Stock.......................          8,592          1,909
       Cash Dividends Paid to Common Shareholders...................        (60,430)       (57,767)

          Net Cash Provided by (Used for) Financing Activities......       (651,101)       205,122

    CASH AND CASH EQUIVALENTS
          Net Increase (Decrease) During the Period.................       (142,217)        60,884
          Balance at Beginning of the Period........................        766,452        602,281
          Balance at End of the Period..............................       $624,235       $663,165

    See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1)   Summary of Significant Accounting Policies

     The accounting policies and reporting practices of Meridian
Bancorp, Inc. (Meridian) are in accordance with generally accepted accounting principles and have been followed on a consistent basis except for the changes described in Note 5.

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

     Relative to the Consolidated Statements of Cash Flows, income tax payments totaled $35.5 million in 1995 and $36.1 million in 1994. Interest payments totaled $358.1 million in 1995 and $272.5 million in 1994. Non-cash investing activity consists of net transfers of loans in liquidation to other real estate and aggregated $18.2 million in 1995 and $25.0 million in 1994 and the transfer of $19.9 million of venture capital-related assets from investment securities to other assets in 1995.

2)   Mergers and Acquisitions

     On May 24, 1995, Meridian announced a definitive agreement to merge with United Counties Bancorporation ("UCB") in a transaction expected to be accounted for as a pooling-of-interests. Under the terms of the agreement, the transaction will be a tax-free exchange of five shares of Meridian stock for each share of UCB stock. This will result in the issuance of approximately 10.9 million shares of Meridian common stock. If the transaction would have been effected at the last reported sales price of Meridian's common stock on September 30, 1995, the transaction would have had a value of approximately $419 million on that date. The merger is expected to be completed in the first quarter of 1996 and is subject to the satisfaction of certain conditions, including, among others, approval by both UCB's and Meridian's shareholders, and receipt of certain remaining regulatory approvals.

     The following tables present (i) unaudited consolidated proforma balance sheet information for Meridian and UCB on the assumption that the merger was completed on September 30, 1995 in a transaction accounted for as a pooling of interests and
(ii) consolidated earnings data on the assumption that Meridian and UCB had been combined for each period presented on a pooling of interests basis.

Financial Condition
(dollars in thousands, except per share data)

                                       September 30, 1995                          September 30, 1994
                          -------------------------------------------     ------------------------------------
                                                          Pro Forma                                Pro Forma
                            Meridian          UCB       Consolidated       Meridian       UCB     Consolidated
                          -----------      ---------     -----------      ----------   ---------  ------------
Loans...................  $10,246,035       $388,600     $10,634,635      $9,444,630    $368,645   $9,813,275
Assets..................   14,563,170      1,630,462      16,193,632      14,782,400   1,638,975   16,421,375
Deposits................   11,104,414      1,303,225      12,407,639      11,310,179   1,371,234   12,681,413
Shareholders' Equity....    1,266,311        199,091       1,465,402       1,231,596     178,066    1,409,662

Results of Operations
(dollars in thousands, except per share data)

                                                      Three Months Ended September 30,
                             ----------------------------------------------------------------------------------
                                                1995                                        1994
                             -----------------------------------------      -----------------------------------
                                                            Pro Forma                                Pro Forma
                             Meridian          UCB        Consolidated      Meridian       UCB     Consolidated
                             --------        -------      ------------      --------     -------   ------------
Net Interest Income.....     $155,566        $15,615        $171,181        $156,411     $16,516     $172,927
Net Income..............       54,372          6,159          60,531          36,620       5,981       42,601
Return on Average Assets         1.48%          1.54%           1.49%           0.97%       1.46%        1.02%
Return on Average Common
    Shareholders' Equity        17.33%         12.63%          16.68%          11.95%      13.66%       12.15%
Earnings Per Share
    Primary.............        $0.96          $2.87           $0.90           $0.63       $2.80        $0.62
    Fully Diluted.......        $0.96          $2.87           $0.90           $0.63       $2.80        $0.62

Results of Operations
(dollars in thousands, except per share data)

                                                     Nine Months Ended September 30,
                         ---------------------------------------------------------------------------------------
                                                 1995                                       1994
                         -----------------------------------------------    ------------------------------------
                                                             Pro Forma                                Pro Forma
                               Meridian          UCB        Consolidated    Meridian       UCB      Consolidated
                             ------------    -----------    ------------    ---------    --------   ------------
Net Interest Income.....     $459,330        $47,288        $506,618        $459,183     $49,765     $508,948
Net Income..............      121,536 (1)     25,509 (2)     147,045 (3)     115,213      17,719      132,932
Return on Average Assets         1.10%(4)       1.97%           1.20%(4)        1.07%       1.45%        1.10%
Return on Average Common
    Shareholders' Equity        13.24%(4)      16.54%          13.87%(4)       12.89%      14.01%       13.03%
Earnings Per Share
    Primary.............        $2.15 (1)     $11.89 (2)       $2.19 (3)       $1.98       $8.30        $1.93
    Fully Diluted.......        $2.14 (1)     $11.89 (2)       $2.18 (3)       $1.98       $8.30        $1.93


(1) Includes the effects of the restructuring charge related to the "59.9" program of $32 million ($20.8 million after-tax or $0.37 on both a primary and fully diluted per share basis) taken by Meridian in the second quarter of 1995. Excluding this restructuring charge, net income was $142.3 million and net income per share was $2.52 (primary) and $2.51 (fully diluted).

(2) Includes gain on exchange of securities available for sale of $12.0 million pre-tax and $7.6 million after-tax, or $3.56 per share of UCB common stock. Excluding this gain, net income was $17.9 million and net income per share was $8.33 on both a primary and fully diluted basis.

(3) Excluding the effects of the Meridian restructuring charge and the UCB gain on exchange of securities available for sale, proforma net income was $160.2 million and proforma net income per share was $2.38 (primary) and $2.37 (fully diluted).

(4) Excluding the effects of the Meridian restructuring charge related to the "59.9" program, the returns on average assets and on common shareholders' equity were 1.29% and 15.50%, respectively, for the nine-month period ended September 30, 1995 and 1.37% and 15.83%, respectively, on a proforma basis for the same period.

(5) The Pro Forma Condensed Results of Operations for the nine months ended September 30, 1995, do not reflect the estimated $16.0 million ($14.5 millon after-tax) of non-recurring expenses directly attributable to the merger.


     On October 10, 1995, Meridian and CoreStates Financial Corp. announced a definitive agreement to merge in a transaction expected to be accounted for as a pooling-of-interests. The combination would create a banking services organization with $45 billion in assets and $3.7 billion in equity and with leading geographic market positions and specialized strengths in servicing key regional, national and global customer segments. The transaction will be a tax-free exchange of 1.225 shares of CoreStates common stock for each share of Meridian common stock. The merger, which is subject to approval by shareholders of both companies and by regulators, is expected to close in the second quarter of 1996.

3)   Operating Performance Study ("59.9" Program)

     In June 1995, Meridian completed an internal review of its operations and businesses and announced a company-wide plan designed to improve the company's operating performance and competitive position. As a result of this review, Meridian recorded a restructuring charge of $32.0 million (after-tax $20.8 million or $.37 per share) in the second quarter of 1995.

     Implementation of the plan began at the end of the second quarter of 1995 and will continue over approximately the next twelve months from that date. Over that period, the process is expected to reduce net operating expenses on an annualized pre-tax basis by $55 million while providing recurring revenue enhancements of $13 million, increasing Meridian's earnings on a annual basis by $44 million, or $.78 per share. The gross reduction in operating expenses is expected to approximate
$73.2 million and is composed of salaries and benefits of $54.2 million, furniture and fixtures of $16.1 million, and occupancy of $2.9 million. Offsetting these savings are foregone revenues, which are directly related to expense reductions, mainly in branches, of $7.5 million and one-time implementation costs of $10.7 million, resulting in net expense reductions of $55 million. Meridian is currently evaluating the impact of the agreement to merge with CoreStates Financial Corp. on the "59.9" program.

4)   Securities Transactions

     Total gains (losses) from securities transactions, which were included in the following categories in the non-interest income section of the consolidated statements of income, are as follows:

                                        Three Months Ended
                                           September 30,
                                   -----------------------------
                                      1995              1994
                                   ----------       ------------

Broker-Dealer and Investment
  Banking                          $    2,000       ($   44,000)
Net Securities Gains                1,504,000         2,110,000
                                   ----------       -----------
Total Gains from Securities
  Transactions                     $1,506,000        $2,066,000
                                   ==========        ==========


                                         Nine Months Ended
                                           September 30,
                                   ----------------------------
                                      1995              1994
                                   ----------       -----------
Broker-Dealer and Investment
  Banking                          $  355,000       ($  46,000)
Net Securities Gains                4,671,000        2,751,000
                                   ----------       ----------
Total Gains from Securities
  Transactions                     $5,026,000       $2,705,000
                                   ==========       ==========

     The gains in 1995 resulted from the sale of investments classified as available for sale and from investment securities near the maturity date or for which Meridian had collected a substantial portion of the principal originally outstanding at the date of purchase. The gains and losses in 1994 resulted mainly from sales of investments classified as available for sale and calls of investments.

5)   Accounting Pronouncements

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

     Effective January 1, 1995, Meridian adopted Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of A Loan" and Statement No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". Statement No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or fair value of the loan if the loan is collateral dependent. Statement No. 118 amends Statement No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. There was no impact on consolidated net income resulting from the implementation of these statements. Prior period financial information has been restated to reflect the reclassification of in-substance foreclosures to non-performing loans.

     A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. This category currently includes all commercial loans on non-accrual status and certain restructured loans. Large groups of smaller-balance, homogeneous loans such as residential mortgage and consumer loans that are collectively evaluated for impairment are not included in impaired loans.

     The average recorded investment in impaired loans was $82.2 million in the third quarter of 1995 and $82.8 million for the nine- month period ended September 30, 1995. The recorded investment in impaired loans at September 30, 1995 was $76.6 million. The recorded investment for which there is a related allowance for possible loan losses was $41.3 million at September 30, 1995 and the related allowance was $20.6 million. The recorded investment for which there is no related allowance for possible loan losses was $20.7 million.

     Interest income is not accrued on commercial loans where management has determined that borrowers may be unable to meet contractual principal or interest payments, or where such payments are 90 or more days past due unless the loan is well secured and in the process of collection. Interest collections on nonaccrual loans for which the ultimate collectibility of principal is uncertain are applied as principal reductions. Otherwise, such collections are credited to income when received. Interest on loans that have been restructured is recognized according to the renegotiated terms. The amount of interest income recognized on impaired loans, using the cash-basis method of accounting, was $49.5 thousand in the third quarter of 1995 and $142.6 thousand for the nine-month period ended September 30, 1995.

     During the second quarter of 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and No. 122 "Accounting for Mortgage Servicing Rights". SFAS 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. SFAS 122 amends FASB Statement No. 65 to require that a mortgage banking enterprise recognize as a separate asset rights to service mortgage loans for others, regardless of whether those servicing rights were purchased or originated. In addition, this statement requires that a mortgage banking enterprise assess its capitalized mortgage servicing assets for impairment based on the fair value of those rights. The effective date for both statements is fiscal years beginning after December 15, 1995. Management is currently analyzing the effect of both SFAS 121 and 122 and has not yet determined the effect on Meridian's consolidated financial position and results of operations.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement encourages the adoption of fair value accounting for stock options issued to employees. Further, in the event that fair value accounting is not adopted, the statement requires proforma disclosure of net income and earnings per share as if fair value accounting had been adopted. SFAS No. 123 is required to be adopted by Meridian in 1996. Management currently expects that it will not adopt fair value accounting for stock options issued to employees and, therefore, does not expect the adoption of this statement to materially affect Meridian's results of operations or financial condition.

6)   Commitments and Contingencies

     At September 30, 1995, there were outstanding commitments, contingent liabilities, and off-balance sheet financial instruments on which management does not anticipate any material losses. These include, among other things, commitments to extend credit, letters of credit undertaken in the normal course of business, and various off-balance sheet financial instruments used in conducting Meridian's business activities and in managing its balance sheet risks.

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

     Deposits of Meridian at September 30, 1995 of approximately $8.9 billion were insured by the Bank Insurance Fund ("BIF"), while the remaining deposits of approximately $2.2 billion were insured by the Savings Association Insurance Fund ("SAIF").
These SAIF deposits are related to previous acquisitions by Meridian Bank and Meridian Bank New Jersey of deposits of savings and thrift institutions that were SAIF members. The Federal Deposit Insurance Corporation ("FDIC") recently established a new assessment rate schedule with a premium range between 4 to 31 basis points for BIF deposits while retaining the existing assessment rate of 23 to 31 basis points for SAIF deposits. The reduction in FDIC deposit insurance premiums of $5.5 million in the third quarter of 1995, as previously discussed, related to Meridian's BIF deposit base.

     Several alternatives to mitigate the effect of the BIF/SAIF premium difference have been proposed by the Clinton Administration, by members of Congress, and by industry groups. One such proposal is for institutions with SAIF-insured deposits to pay a one-time charge of approximately $0.85 to $0.90 for every $100.00 of assessable deposits. This proposal includes a twenty percent reduction of SAIF deposits held by BIF member institutions that resulted from prior acquisitions of savings and thrift institutions. If this proposal were enacted, Meridian would recognize a one-time pre-tax charge of approximately
$15.3 million to $16.2 million. Such a special assessment might permit a reduction in future SAIF premiums to a level comparable to the recently announced assessment rates for BIF.

Item 5.  OTHER EVENTS.

     The Company and Meridian Trust Company, as Rights Agent, are parties to a certain Rights Agreement dated as of July 25, 1989 (the "Rights Agreement"), as amended June 28, 1994, relating to the Company's shareholder rights plan (the "Plan"). A description of the Plan and a copy of the Rights Agreement, as amended, are included in the Company's Current Report on Form 8-K, dated July 25, 1989, and the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

     On October 10, 1995, the Board of Directors of the Company approved certain additional amendments to the Rights Agreement. As a result, the Company and Meridian Trust Company, as Rights Agent, executed an Amendment to Rights Agreement, dated as of October 10, 1995 (the "1995 Amendment"), which, among other things, (i) modifies the definitions of "Acquiring Person" and "Adverse Person" to exclude CoreStates Financial Corp ("CoreStates") or any Affiliate (as defined in the Rights Agreement) or Associate (as defined in the Rights Agreement) of CoreStates as a result of their acquisition of Beneficial Ownership (as defined in the Rights Agreement) of the Common Stock of the Company by reason of the approval, execution, or delivery of, or the completion of, or the completion of any transaction under, the Stock Option Agreement (the "Stock Option Agreement"), dated as of October 10, 1995, by and between the Company and CoreStates, or the Agreement and Plan of Merger (the "Merger Agreement"), dated as of October 10, 1995, between the Company and CoreStates, (ii) adds to the Rights Agreement a provision providing that the Rights shall expire immediately prior to effectiveness of the merger of the Company with and into CoreStates (the "Termination Time"), (iii) adds to the Rights Agreement a provision providing that certain requirements triggered upon the consolidation, merger, sale or transfer of assets or earning power of the Company shall not be applicable to CoreStates or any of its Affiliates so long as the Merger Agreement shall not have been terminated, and (iv) adds to the Rights Agreement a provision that the Rights Agreement shall terminate at the Termination Time.

     The description of the 1995 Amendment included herein is qualified in its entirety by reference to the 1995 Amendment which is incorporated herein by reference.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               2.1 Agreement and Plan of Merger, dated as of October 10, 1995, by and between Meridian Bancorp, Inc. and CoreStates Financial Corp. (Incorporated herein by reference to
                    Exhibit 99.2 to the Current Report on
                    Form 8-K, dated October 10, 1995, of Meridian
                    Bancorp, Inc.).

               4.1 Amendment to Rights Agreement, dated as of October 10, 1995, between Meridian Bancorp, Inc. and Meridian Trust Company. (Incorporated herein by reference to
                    Exhibit 2.3 to Amendment No. 2 on Form 8-A/A, dated November 6, 1995, to the Registration Statement on Form 8-A dated August 11, 1989 of Meridian Bancorp, Inc.).

              10.1  Stock Option Agreement, dated as of
                    October 10, 1995, by and between Meridian
                    Bancorp, Inc., as issuer, and CoreStates
                    Financial Corp, as grantee. (Incorporated herein by reference to Exhibit A to
                    Exhibit 99.2 to the Current Report on Form
                    8-K, dated October 10, 1995, of Meridian
                    Bancorp, Inc.).

              10.2  Stock Option Agreement, dated as of
                    October 10, 1995, by and between CoreStates
                    Financial Corp, as issuer, and Meridian
                    Bancorp, Inc., as grantee. (Incorporated herein by reference to Exhibit B to
                    Exhibit 99.2 to the Current Report on Form
                    8-K, dated October 10, 1995, of Meridian
                    Bancorp, Inc.).

              27.1  Financial Data Schedule.

          (b)  Reports on Form 8-K

               On September 22, 1995, the Company filed a Current Report on Form 8-K, dated September 22, 1995, to report under Item 5 the issuance of a press release by the Company regarding the scheduled date of the annual planning retreat of the Board of Directors. The Current Report on Form 8-K did not contain any financial statements.

               On September 28, 1995, the Company filed a Current Report on Form 8-K, dated September 26, 1995, to report under Item 5 the issuance of a press release by the Company regarding the completion of the annual planning retreat of the Board of Directors. The Current Report on Form 8-K did not contain any financial statements.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 10, 1995        /s/ Michael J. Mizak, Jr.
                         Michael J. Mizak, Jr.,
                         Senior Vice President and Controller
                         (Authorized Officer and Principal
                         Accounting Officer)

                          EXHIBIT INDEX


Exhibit No.    Description

     2.1       Agreement and Plan of Merger, dated
               as of October 10, 1995, by and
               between Meridian Bancorp, Inc. and
               CoreStates Financial Corp.
               (Incorporated herein by reference
               to Exhibit 99.2 to the Current
               Report on Form 8-K, dated
               October 10, 1995, of Meridian
               Bancorp, Inc.).

     4.1       Amendment to Rights Agreement,
               dated as of October 10, 1995,
               between Meridian Bancorp, Inc. and
               Meridian Trust Company.
               (Incorporated herein by reference
               to Exhibit 2.3 to Amendment No. 2
               on Form 8-A/A, dated November 6,
               1995, to the Registration Statement
               on Form 8-A dated August 11, 1989
               of Meridian Bancorp, Inc.).

    10.1       Stock Option Agreement, dated as of
               October 10, 1995, by and between
               Meridian Bancorp, Inc., as issuer,
               and CoreStates Financial Corp, as grantee.
               (Incorporated herein by reference to
               Exhibit A to Exhibit 99.2 to the
               Current Report on Form 8-K, dated
               October 10, 1995, of Meridian Bancorp, Inc.).

     10.2      Stock Option Agreement, dated as of
               October 10, 1995, by and between CoreStates
               Financial Corp, as issuer, and Meridian
               Bancorp, Inc., as grantee. (Incorporated herein by reference to Exhibit B to
               Exhibit 99.2 to the Current Report on
               Form 8-K, dated October 10, 1995, of Meridian
               Bancorp, Inc.).

    27.1       Financial Data Schedule.