Form 10-K405/A
period 1994-12-31
MERIDIAN BANCORP INC
filed 1995-12-27
CIK 723916

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                        FORM 10-K/A NO. 1

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1994, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _______________ to ________________.

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

Registrant's telephone number, including area code: (610)655-2000

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

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     On December 19, 1995, the Registrant revised its organizational structure in light of changed circumstances resulting from the Agreement and Plan of Merger, dated
October 10, 1995, between the Registrant and CoreStates Financial Corp ("CoreStates") pursuant to which the Registrant will be merged with and into CoreStates. Certain information, including principal occupation during the past five years, relating to each executive officer of the Registrant, as of December 19, 1995, is set forth below:

                                   Principal Occupation
     Name                Age       For Last Five Years

Samuel A. McCullough     57        Chairman, President and Chief
                                   Executive Officer, Registrant
                                   since April 1995; prior
                                   thereto, Chairman and Chief
                                   Executive Officer, Registrant
                                   since February 1988; prior
                                   thereto, President and Chief
                                   Executive Officer, Registrant
                                   from June 1983; also, a
                                   Director of the Registrant and
                                   Meridian Bank and Chairman,
                                   President and Chief Executive
                                   Officer of Meridian Bank and
                                   principal executive officer
                                   Meridian Bank, New Jersey.

David E. Sparks          51        Vice Chairman and Chief
                                   Financial Officer, Registrant
                                   and Meridian Bank since
                                   February 1991; also a Director
                                   of the Registrant and Meridian
                                   Bank since 1993; prior
                                   thereto, Vice Chairman,
                                   Treasurer and Chief Financial
                                   Officer, Registrant and
                                   Meridian Bank from February
                                   1990; prior thereto, Executive
                                   Vice President, Midlantic
                                   Corporation from 1985.  Also,
                                   senior policy making officer
                                   of Registrant with respect to
                                   activities of Meridian
                                   Securities Inc. and Meridian
                                   Capital Markets, Inc.  Also,
                                   principal senior financial
                                   officer Delaware Trust
                                   Company, Meridian Bank, New
                                   Jersey and Meridian Asset
                                   Management.

P. Sue Perrotty          41        Group Executive Vice President
                                   and Head of Strategic
                                   Marketing and Distribution
                                   System Development, Registrant
                                   and Meridian Bank since
                                   September 6, 1994; Senior
                                   Retail Policy Officer,
                                   Meridian Bank, Delaware Trust
                                   Company and Meridian Bank, New
                                   Jersey since December 19,
                                   1995; prior thereto, Executive
                                   Vice President, Registrant and
                                   Meridian Bank since July 1989.

John F. Porter, III      61        Chairman, President and Chief
                                   Executive Officer, Delaware
                                   Trust Company since July 1988;
                                   prior thereto, President,
                                   Delaware Trust Company.

Wayne R. Huey, Jr.       51        Executive Vice President,
                                   Registrant and Meridian Bank
                                   since January 1988; Corporate
                                   Group Head and senior
                                   corporate lending officer,
                                   Meridian Bank, Delaware Trust
                                   Company and Meridian Bank, New
                                   Jersey since December 19,
                                   1995.

Richard E. Meyers        49        Executive Vice President,
                                   Registrant since 1983; also,
                                   Executive Vice President,
                                   Meridian Bank.  Chief Risk
                                   Officer and senior credit
                                   policy officer, Registrant,
                                   Meridian Bank, Delaware Trust
                                   Company and Meridian Bank, New
                                   Jersey  since December 19,
                                   1995.

George W. Grosz          58        President and Chief Executive
                                   Officer of Meridian Asset
                                   Management, Inc. since May 16,
                                   1994; prior thereto, Executive
                                   Vice President of Riggs
                                   National Bank, Washington,
                                   D.C. since 1987.

Michael B. High          47        Chief Accounting Officer,
                                   Registrant and principal
                                   accounting officer Delaware
                                   Trust Company and Meridian
                                   Bank, New Jersey since
                                   December 19, 1995; prior
                                   thereto, Group Controller,
                                   Registrant from 1993; prior
                                   thereto, Executive Vice
                                   President and Chief Financial
                                   Officer, Meritor Savings Bank.

     Effective as of December 19, 1995, the individuals listed as executive officers of the Registrant in Item 4A of the Registrant's Annual Report on Form 10-K for the fiscal year ended
December 31, 1994 have ceased to be executive officers of the Registrant except as otherwise set forth herein.

                            SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MERIDIAN BANCORP, INC.
                              (Registrant)

                              /s/ Samuel A. McCullough
                              Samuel A. McCullough, Chairman,
                              President and Chief Executive
                              Officer

Date:  December 26, 1995