Form 10-K405
period 1995-12-31
MERIDIAN BANCORP INC
filed 1996-04-01
CIK 723916

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1995, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ______ to ______________.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates, on the basis of the sale price as of February 15, 1996, was approximately $2,795,462,000. As of February 15, 1996, the Registrant had 58,687,937 shares of such Common Stock outstanding.

     Documents incorporated by reference.  None.

                                    PART I

ITEM 1.  BUSINESS

Meridian Bancorp, Inc.
- ----------------------

     General. Meridian Bancorp, Inc. (the "Registrant"), a multi-bank holding company registered under the federal Bank Holding Company Act of 1956, as amended, was incorporated as a Pennsylvania business corporation as a result of the statutory consolidation on June 30, 1983 of American Bancorp, Inc. and Central Penn National Corp. The Registrant's subsidiaries presently engaged in the business of banking are (i) Meridian Bank, formed in 1986 as a result of the merger of the Registrant's then-existing three banking subsidiaries (American Bank and Trust Co. of Pa., Central Penn National Bank and The First National Bank of Allentown), (ii) Delaware Trust Company, acquired in January 1988, and
(iii) Meridian Bank, New Jersey, which commenced operations in April 1993 upon the acquisition of Cherry Hill National Bank.

     Recent Developments. On October 10, 1995, the Registrant and CoreStates Financial Corp. ("CoreStates") entered into an Agreement and Plan of Merger, dated as of October 10, 1995 (the "CoreStates Merger Agreement"), pursuant to which the Registrant has agreed to merge with and into CoreStates with CoreStates surviving the merger (the "CoreStates Merger"). On the effective date of the CoreStates Merger, each outstanding share of Meridian common stock, par value $5.00 per share, will be converted into the right to receive 1.225 shares of CoreStates common stock, par value $1.00 per share, except that cash will be paid in lieu of fractional shares.

     The CoreStates Merger has been approved by the shareholders of the Registrant and CoreStates and has received all necessary regulatory approvals. The CoreStates Merger is expected to be completed in the second quarter of 1996.

     The foregoing summary is not intended to be a complete description of the terms of the CoreStates Merger and is qualified in its entirety by reference to the CoreStates Merger Agreement, a copy of which is an exhibit hereto.

     On February 23, 1996, Meridian completed its previously announced acquisition of United Counties Bancorporation.

Bank Subsidiaries - Meridian Bank, Delaware Trust Company and
- -------------------------------------------------------------
Meridian Bank, New Jersey
- -------------------------

     Meridian Bank conducts its business principally through 257 banking offices located in 29 eastern and central Pennsylvania counties.

     Delaware Trust, a Delaware banking corporation, was incorporated in 1899 under the Delaware General Corporation Law and acquired banking powers through its merger in 1910 with Delaware Savings Bank, which was created in 1905 by a special act of the General Assembly of the State of Delaware. Delaware Trust operates 25 branches in New Castle, Kent and Sussex Counties, Delaware.

     In January 1993, the Registrant caused the formation of Meridian Bank, New Jersey, a New Jersey state-chartered banking institution, to effect the acquisition of Cherry Hill National Bank, which was completed in April 1993. Meridian Bank, New Jersey operates 22 branches in seven southern New Jersey Counties.

     At December 31, 1995, Meridian Bank, Delaware Trust and Meridian Bank, New Jersey had total deposits of $ 9.5 billion, $ 1.1 billion and $ 534.3 million, respectively, total loans of $ 8.9 billion, $ 947.3 million and $ 251.4 million, respectively, and total assets of $ 12.5 billion, $ 1.4 billion and $ 640.9 million, respectively.

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

Other Subsidiaries of the Registrant
- ------------------------------------

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

     Meridian Asset Management, Inc. ("MAM") and its subsidiaries, Meridian Trust Company and Meridian Investment Company, provide services formerly provided by the trust departments of the predecessors of Meridian Bank. These services include personal and corporate trust, asset management and related services and investment advisory services. Meridian Trust Company is a Pennsylvania trust company with full trust powers. Meridian Investment Company is an investment advisory firm registered with the Securities and Exchange Commission and the Pennsylvania Securities Commission. As of December 31, 1995, assets being administered in one or more fiduciary capacities by MAM or one of its subsidiaries had an aggregate market value of approximately $ 27.9 billion, of which MAM or one of such subsidiaries had sole or joint investment responsibility for approximately $ 7.7 billion. Meridian Trust Company of California was sold in 1995.

     In addition to fiduciary services provided by MAM and its subsidiaries, Delaware Trust Capital Management, Inc., a Delaware bank and trust company and a wholly-owned subsidiary of Delaware Trust, performs trust and related financial services. Prior to the commencement of operations by Delaware Trust Capital Management, Inc. in January 1989, such services were performed by the Capital Management Group of Delaware Trust. As of December 31, 1995, assets being administered in one or more fiduciary capacities by Delaware Trust Capital Management, Inc. had an aggregate market value of approximately $ 13.8 billion, of which it had sole or joint investment responsibility for approximately $ 1.4 billion.

     McGlinn Capital Management, Inc. is a registered investment advisory firm acquired in July 1994. Assets under management by McGlinn Capital Management as of December 31, 1995 had an aggregate market value of approximately $ 3.3 billion.

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

     Meridian Auto Leasing, Inc., a wholly owned subsidiary of Meridian Bank, conducts the automobile leasing activities previously conducted by Meridian Bank.

     Callowhill Consumer Discount Company is a wholly owned subsidiary of Meridian Bank formed in 1995 to engage in indirect auto lending.

     Meridian Asset Servicing Corp. was merged out of existence into an inactive subsidiary of the Registrant during 1995.

Supervision and Regulation
- --------------------------

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

     The Federal Reserve Board has issued regulations under the BHCA that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve Board, pursuant to such regulations, may require the Registrant to stand ready to use its resources to provide adequate capital funds to its banking subsidiaries during periods of financial stress or adversity. This support may be required at times when, absent such regulations, the bank holding company might not otherwise provide such support. The Federal Reserve Board also has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

     Under the Federal Deposit Insurance Act ("FDIA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled depository institution in danger of default.

     Regulatory Restrictions on Dividends
     ------------------------------------

     Dividend payments by Meridian Bank to the Registrant are subject to the Pennsylvania Banking Code of 1965 (the "Banking Code") and the FDIA. Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the FDIA, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC.

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

     FDIC Insurance Assessments
     --------------------------

     Two deposit insurance funds are administered by the FDIC - the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF"). On an aggregate basis, substantially all of Registrant's subsidiary banks' deposits are insured under the BIF; however, certain deposits assumed by Meridian Bank and Meridian Bank, New Jersey in connection with the purchase of failed institutions from the Resolution Trust Corporation are treated and assessed as SAIF-insured deposits. The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures.

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

     In August, 1995, the FDIC adopted an amendment to the BIF risk-based assessment schedule that lowers the deposit insurance assessment rate for most depository institutions with deposits insured by BIF to $.04 per $100 of insured deposits. In November of 1995, the FDIC further reduced the BIF assessment rates to a range of $.00 per $100 of insured deposits (subject to a minimum annual premium of $2,000) for those institutions with the least risk, to $0.27 for every $100 of insured deposits for institutions deemed to have the highest risk, beginning January 1, 1996. At the same time, the FDIC voted to retain the existing assessment rates of $.23 for every $100 of deposits for the members of the SAIF in the lowest risk-based premium category to $0.31 for every $100 of insured deposits for members of SAIF in the highest risk-based premium category. Therefore, Meridian Bank and Meridian Bank, New Jersey pay higher assessments on their deposits which are assessed at SAIF rates.


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

     The risk-based capital standards are required to take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities. In August of 1995, the Federal banking agencies issued a rule modifying their existing risk-based capital standards to provide for consideration of interest rate risk when assessing the capital adequacy of an institution. This new rule implements the first step of a two-step process by explicitly including a bank's exposure to declines in the value of its capital due to changes in interest rates as one factor that the banking agencies will consider in evaluating a bank's capital adequacy. The new rule does not establish a measurement framework for assessing a bank's interest rate risk exposure level. Examiners will use data collected by the banking agencies to determine the adequacy of an individual bank's capital in light of interest rate risk. Examiners will also consider historical financial performance, earnings exposure to interest rate movements and the adequacy of internal interest rate risk management, among other things. This case-by-case approach for assessing a bank's capital adequacy for interest rate risk is transitional. The second step of the banking agencies' interest rate risk regulation will be to establish an explicit minimum capital charge for interest rate risk, based on measured levels of interest rate risk exposure. The banking agencies will implement this second step at some future date.

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


     Prompt Corrective Action
     ------------------------

     The federal banking agencies have each promulgated regulations specifying the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under these regulations, a bank is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level. An "adequately capitalized" bank is defined under the regulations as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater, (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with the highest composite regulatory examination rating) and (iv) does not meet the definition of a well capitalized bank. A bank will be considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with the highest regulatory examination rating of 1); (B) "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier 1 risk-based capital ratio of less than 3% or
(iii) a leverage ratio of less than 3%; and (C) "critically undercapitalized" if the bank has a ratio of tangible equity to total assets of equal to or less than 2%. Notwithstanding the foregoing, the applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a "well capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings).

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

     Interstate Banking
     ------------------

     Pennsylvania law has, for some time, permitted a Pennsylvania bank holding company (such as the Registrant) to expand by acquiring banks located in any state of the United States or the District of Columbia the laws of which allow such expansion. Also, bank holding companies located in another state are permitted by Pennsylvania law to acquire banks and bank holding companies in Pennsylvania, but only if the other state has enacted reciprocal legislation. "Reciprocal" legislation generally means legislation that permits Pennsylvania bank holding companies to acquire banks in such states and permits bank holding companies in those states to acquire Pennsylvania banks.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Law") amended various federal banking laws to provide for nationwide interstate banking, interstate bank mergers and interstate branching. The interstate banking provisions permit the acquisition by a bank holding company of a bank located in another state.

     Interstate bank mergers and branch purchase and assumption transactions will be allowed effective June 1, 1997; however, states may "opt-out" of the merger and purchase and assumption provisions by enacting a law which specifically prohibits such interstate transactions. States may, in the alternative, enact legislation to allow interstate merger and purchase and assumption transactions prior to June 1, 1997. States may also enact legislation to allow for de novo interstate branching by out of state banks. In July of 1995, Pennsylvania adopted "opt in" legislation which allows such transactions today, prior to the June 1, 1997 effective date.

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

Employees
- ---------

     As of December 31, 1995, the Registrant and its subsidiaries employed 5,779 persons on a full-time equivalent basis. The Registrant and its subsidiaries provide a full range of employment benefits and consider their relationships with their employees to be excellent.

ITEM 2.   PROPERTIES

     As of December 31, 1995, the Registrant, or a subsidiary of the Registrant, owned 187 properties in fee and leased 188. The properties owned in fee were at such date subject to liens, encumbrances or collateral assignments amounting in the aggregate to approximately $ 2.4 million.

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

                                    Principal Occupation
     Name                Age        For Last Five Years
     ----                ---        -------------------
Samuel A. McCullough     57         Chairman, President and Chief Executive
                                    Officer, Registrant since April 1995; prior
                                    thereto, Chairman and Chief Executive
                                    Officer, Registrant since February 1988;
                                    prior thereto, President and Chief Executive
                                    Officer, Registrant from June 1983; also, a
                                    Director of the Registrant and Meridian Bank
                                    and Chairman, President and Chief Executive
                                    Officer of Meridian Bank and principal
                                    executive officer Meridian Bank, New Jersey.

David E. Sparks          51         Vice Chairman and Chief Financial Officer,
                                    Registrant and Meridian Bank since February
                                    1991; also a Director of the Registrant and
                                    Meridian Bank since 1993; prior thereto,
                                    Vice Chairman, Treasurer and Chief Financial
                                    Officer, Registrant and Meridian Bank from
                                    February 1990; prior thereto, Executive Vice
                                    President, Midlantic Corporation from 1985.
                                    Also, senior policy making officer of
                                    Registrant with respect to activities of
                                    Meridian Securities Inc. and Meridian
                                    Capital Markets, Inc.  Also, principal
                                    senior financial officer Delaware Trust
                                    Company, Meridian Bank, New Jersey and
                                    Meridian Asset Management.

P. Sue Perrotty          41         Group Executive Vice President and Head of
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

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS

     Shares of the Registrant's Common Stock are traded nationally in the over-the-counter market under the symbol MRDN and are quoted on the NASDAQ National Market System. As of February 15, 1996, the Registrant had approximately 25,300 shareholders of record holding the Registrant's Common Stock.

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

Quarter                           Dividends   High      Low     Close
- -------                           ---------  -------  -------  -------
    1994
    ----
    First........................  $ .32     $31-1/8  $26-7/8  $29-1/8
    Second.......................    .34      33-1/4   27-3/8   30-3/8
    Third........................    .34      33-1/8   28-3/4   28-3/4
    Fourth.......................    .34      29-1/4   25-1/2   26-5/8


    1995
    ----
    First........................    .34      31-3/8   26-1/4   30-5/8
    Second.......................    .34      34-5/8   30-5/8   34-3/8
    Third........................    .34      41       34-1/8   38-1/4
    Fourth.......................    .37      47-7/8   38       46-1/2


ITEM 6.   SELECTED FINANCIAL DATA

     The following sets forth certain selected historical consolidated financial data of Meridian for the periods indicated.


(Dollars In Thousands, Except Per Share Data)
                                                                     1995          1994          1993          1992
                                                                  ----------    ----------    ----------    ----------
RESULTS OF OPERATIONS FOR THE YEAR

Interest Income.................................................. $1,110,422      $985,040      $961,690    $1,016,181
Interest Expense.................................................    494,740       372,624       344,398       442,998
                                                                  ----------    ----------    ----------    ----------
Net Interest Income..............................................    615,682       612,416       617,292       573,183
Provision for Possible Loan Losses...............................     39,377        28,086        58,781        81,096
                                                                  ----------    ----------    ----------    ----------
Net Interest Income After Provision for
  Possible Loan Losses...........................................    576,305       584,330       558,511       492,087
Non-Interest Income..............................................    256,565       228,026       274,623       233,613
Non-Interest Expenses
  Restructuring and Merger-Related Charges.......................     40,425            --        17,500            --
  All Other Expenses.............................................    537,994       579,668       606,026       540,316
                                                                  ----------    ----------    ----------    ----------
Total Non-Interest Expenses......................................    578,419       579,668       623,526       540,316
                                                                  ----------    ----------    ----------    ----------
Income from Continuing Operations Before Income Taxes
  and Cumulative Effect of Changes in Accounting Principles......    254,451       232,688       209,608       185,384
Provision for Income Taxes.......................................     84,637        70,600        59,068        48,679
                                                                  ----------    ----------    ----------    ----------
Income from Continuing Operations Before Cumulative
   Effect of Changes in Accounting Principles....................    169,814       162,088       150,540       136,705
Loss From Discontinued Operations, Net of Taxes..................         --            --            --            --
                                                                  ----------    ----------    ----------    ----------
Income Before Cumulative Effect of Changes in
   Accounting Principles.........................................    169,814       162,088       150,540       136,705
Cumulative After-Tax Effect of Changes in Accounting
   Principles...................................................         --        (2,730)        7,221            --
                                                                  ----------    ----------    ----------    ----------
Net Income.......................................................   $169,814      $159,358      $157,761      $136,705
                                                                  ==========    ==========    ==========    ==========
Inc before Restructuring and Merger-Related Charges (net of taxes)  $199,591      $159,358      $169,136      $136,705
                                                                  ==========    ==========    ==========    ==========
Net Interest Margin (Taxable Equivalent Basis)...................       4.67%         4.73%         4.96%         4.77%
Return on Average Assets (1).....................................       1.16%         1.10%         1.11%         1.00%
   Before Restructuring and Merger-Related Charges...............       1.36%         1.10%         1.19%         1.00%
Return on Average Common Shareholders' Equity (1)................      13.68%        13.26%        14.17%        13.63%
   Before Restructuring and Merger-Related Charges...............      16.08%        13.26%        15.19%        13.63%
Fully Diluted Earnings Per Share
   Income from Continuing Operations Before Cumulative Effect
    of Changes in Accounting Principles..........................      $2.98         $2.80         $2.61         $2.44
  Loss from Discontinued Operations, Net of Taxes................         --            --            --            --
  Income Before Cumulative Effect of Changes in
     Accounting Principles......................................       2.98          2.80          2.61          2.44
  Cumulative After-Tax Effect of Changes in Accounting
     Principles..................................................         --         (0.05)         0.13            --
  Net Income.....................................................       2.98          2.75          2.74          2.44
     Income before Restructuring and Merger-Related Charges......       3.51          2.75          2.93          2.44
Dividends Declared Per Common Share..............................       1.45          1.34          1.26          0.90 (2)
Dividends Paid Per Common Share..................................       1.45          1.34          1.26          1.20
Ratio of Dividends Declared to Net Income........................         48%           49%           43%           35%

FINANCIAL CONDITION AT YEAR-END
Securities....................................................... $2,628,118    $3,307,413    $3,060,147    $3,405,727
Loans............................................................ 10,163,851     9,763,523     9,010,187     8,592,427
Assets........................................................... 14,758,226    15,052,647    14,084,787    14,290,325
Deposits......................................................... 11,149,846    11,379,567    11,346,151    11,774,702
Total Shareholders' Equity.......................................  1,306,431     1,215,085     1,185,633     1,059,319
Book Value Per Common Share......................................      23.24         21.50         20.39         18.75
Common Shares Outstanding........................................ 56,213,749    56,506,642    58,154,486    56,491,396
Total Shareholders' Equity to Assets.............................       8.85%         8.07%         8.42%         7.41%
Risk-Based Capital Ratio.........................................      13.06%        12.73%        13.67%        11.61%
Allowance for Possible Loan Losses...............................    164,151       169,402       175,078       166,842
Allowance for Possible Loan Losses to Loans......................       1.62%         1.74%         1.94%         1.94%
Allowance for Possible Loan Losses to
  Non-Performing Loans...........................................        214%          176%          117%           90%
Non-Performing Assets as Percentage of
  Loans and Assets Acquired
  in Foreclosures................................................       0.90%         1.24%         2.00%         2.50%
Non-Performing Assets and Loans Past Due 90 or
  more Days as to Interest or Principal as a
  Percentage of Loans and Assets Acquired
  in Foreclosures................................................       1.17%         1.47%         2.27%         2.98%


                                                                       1991          1990
                                                                    ----------   -----------
RESULTS OF OPERATIONS FOR THE YEAR

Interest Income..................................................   $1,123,711    $1,246,867
Interest Expense.................................................      623,675       775,495
                                                                    ----------   -----------
Net Interest Income..............................................      500,036       471,372
Provision for Possible Loan Losses...............................      108,990       141,326
                                                                    ----------    ----------
Net Interest Income After Provision for
  Possible Loan Losses...........................................      391,046       330,046
Non-Interest Income..............................................      253,689       180,420
Non-Interest Expenses
  Restructuring and Merger-Related Charges.......................           --            --
  All Other Expenses.............................................      476,676       423,993
                                                                    ----------   ------------
Total Non-Interest Expenses......................................      476,676       423,993
                                                                    ----------   ------------
Income from Continuing Operations Before Income Taxes
  and Cumulative Effect of Changes in Accounting Principles......      168,059        86,473
Provision for Income Taxes.......................................       43,873        23,806
                                                                    ----------    ----------
Income from Continuing Operations Before Cumulative
   Effect of Changes in Accounting Principles....................      124,186        62,667
Loss From Discontinued Operations, Net of Taxes..................       (6,500)      (25,983)
                                                                    ----------    ----------
Income Before Cumulative Effect of Changes in
   Accounting Principles.........................................      117,686        36,684
Cumulative After-Tax Effect of Changes in Accounting
    Principles...................................................           --            --
                                                                    ----------    ----------
Net Income.......................................................     $117,686       $36,684
                                                                    ==========    ==========
Inc before Restructuring and Merger-Related Charges (net of taxes)    $117,686       $36,684
                                                                    ==========    ==========
Net Interest Margin (Taxable Equivalent Basis)...................         4.47%         4.16%
Return on Average Assets (1).....................................         0.96%         0.47%
   Before Restructuring and Merger-Related Charges...............         0.96%         0.47%
Return on Average Common Shareholders' Equity (1)................        14.31%         7.46%
   Before Restructuring and Merger-Related Charges...............        14.31%         7.46%
Fully Diluted Earnings Per Share
  Income from Continuing Operations Before Cumulative Effect
    of Changes in Accounting Principles..........................        $2.35         $1.22
  Loss from Discontinued Operations, Net of Taxes................        (0.12)        (0.51)
  Income Before Cumulative Effect of Changes in
      Accounting Principles......................................         2.23          0.71
  Cumulative After-Tax Effect of Changes in Accounting
     Principles..................................................           --            --
  Net Income.....................................................         2.23          0.71
   Income before Restructuring and Merger-Related Charges........         2.23          0.71
Dividends Declared Per Common Share..............................         1.20          1.20
Dividends Paid Per Common Share..................................         1.20          1.20
Ratio of Dividends Declared to Net Income........................           48%          149%

FINANCIAL CONDITION AT YEAR-END
Securities.......................................................   $2,853,581    $2,153,977
Loans............................................................    8,553,402     9,463,148
Assets...........................................................   13,205,391    13,444,753
Deposits.........................................................   10,948,133    10,573,972
Total Shareholders' Equity.......................................      947,733       817,413
Book Value Per Common Share......................................        17.21         15.88
Common Shares Outstanding........................................   55,064,521    51,475,965
Total Shareholders' Equity to Assets.............................         7.18%         6.08%
Risk-Based Capital Ratio.........................................        10.37%         8.23%
Allowance for Possible Loan Losses...............................      179,747       157,785
Allowance for Possible Loan Losses to Loans......................         2.10%         1.67%
Allowance for Possible Loan Losses to
  Non-Performing Loans...........................................           80%           90%
Non-Performing Assets as Percentage of
  Loans and Assets Acquired
  in Foreclosures................................................         2.88%         1.97%
Non-Performing Assets and Loans Past Due 90 or
  more Days as to Interest or Principal as a
  Percentage of Loans and Assets Acquired
  in Foreclosures................................................         3.52%         2.56%


(1) Calculation is based upon continuing operations.
(2) Reflects new dividend payment schedule adopted in the first quarter of 1992.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS

     Meridian Bancorp, Inc. (Meridian) reported record income, before restructuring and merger-related charges (net of taxes), of $199.6 million in 1995 compared to net income of $159.4 million in 1994, an increase of 25%. On a fully-diluted per share basis, income before these charges was $3.51 compared to net income of $2.75 last year, an increase of 28%.

     The return on average assets for 1995 was 1.36% before these charges compared to 1.10% a year ago, and the return on average equity reached 16.08% compared to 13.26% in 1994.

     After restructuring and merger-related charges of $40.4 million ($29.8 million after-tax), net income in 1995 was $169.8 million or $2.98 per fully-diluted share, also the highest level in the history of Meridian.

     Restructuring and merger-related charges include $30.4 million related to Meridian's previously announced operating performance study ("59.9" program), as discussed later, and $10.0 million of non-tax deductible expenses associated with the pending merger with CoreStates Financial Corp., also discussed later.

     The growth in net income reflects primarily the underlying strength of the core banking operations and the success of the "59.9" program.

     The major changes in net income per fully diluted share between 1995 and 1994, and a discussion of such changes, is as follows.



Net income per fully diluted share in 1994                $2.75

Increase(decrease)resulting from:

 Increase in net interest income                            .06
 Increase in provision for possible
    loan losses                                            (.19)
 Increase in non-interest income                            .49
 Reduction in non-interest expenses                         .72
 Increase in provision for income taxes                    (.43)
 Decrease in average shares outstanding                     .06
                                                          -----

Increase in income before restructuring and
 merger-related charges and cumulative effect
 of change in accounting principle                          .71

Restructuring and merger-related charges, net of taxes     (.53)

Cumulative effect of change in accounting
 principle                                                  .05
                                                          -----

Net income per fully diluted share in 1995                $2.98
                                                          =====


     Net interest income was $615.7 million in 1995 compared to $612.4 million in 1994, an increase of 1%. On a taxable - equivalent basis, net interest income was $631.4 million in 1995 compared to $630.1 million in 1994. The net interest margin was 4.67% in 1995 compared to 4.73% in 1994. The decline in the net interest margin in 1995 resulted from asset and liability repricing in an interest rate environment that was slightly higher than in 1994. The impact of repricing was partially offset by a change in the mix of interest-earning assets, as growth in the loan portfolio was funded by a decline in the investment portfolio.

     The provision for possible loan losses was $39.4 million in 1995 compared to $28.1 million in 1994. The higher provision reflects the growth in loans over the past year. Non-performing loans declined to $76.7 million at December 31, 1995, or .76% of loans, from $96.2 million or .98% at the end of last year. The ratio of the allowance for possible loan losses to non-performing loans was 214% at December 31, 1995 compared to 176% a year ago. Total non-performing assets also declined to $92.1 million at December 31, 1995, or .90% of loans and assets acquired in foreclosures, compared to $121.7 million or 1.24% at year-end 1994. Net loans charged-off in 1995 were $44.6 million, or .45% of average loans, up from $32.6 million, or .35% of average loans, in 1994. The increase in net loans charged-off resulted primarily from one significant commercial account written-off during the year. The allowance for possible loan losses was 1.62% of total loans at December 31, 1995 compared to 1.74% a year ago.

     Non-interest income was $256.6 million in 1995 compared to $228.0 million in 1994, an increase of $28.6 million or 13%. Trust revenues increased by $11.3 million between the two years, partially as a result of the acquisition of McGlinn Capital Management in July 1994. Broker-dealer and investment banking revenues increased by $8.0 million because of increased trading volumes. Such revenues were impacted in 1994 by a valuation adjustment of the trading portfolios. Service charges on deposits and fees for other customer services increased by $12.3 million over last year, mainly as the result of the introduction of new consumer-related demand deposit products. Also, net gains from securities transactions increased by $5.0 million between the two years. Mortgage-banking fees declined by $4.7 million, reflecting lower servicing volumes due to the reduction in scope of Meridian's mortgage banking activities.

     Excluding restructuring and merger-related charges, non-interest expenses were $538.0 million in 1995 compared to $579.7 million in 1994, a decrease of $41.7 million, or 7%. The implementation of the recommendations of Meridian's operating performance study ("59.9" program), including significant reductions in staff levels, the restructuring and downsizing of Meridian's mortgage banking activities, and a reduction in FDIC deposit insurance premiums contributed to the decline in expenses. The performance, or expense, ratio improved to 56.7% for the fourth quarter of 1995 and 60.6% for the year 1995. The ratio was 67.6% for the year 1994.

     Total assets at December 31, 1995 were $14.8 billion compared to $15.1 billion at the end of 1994. Total loans were $10.2 billion compared to $9.8 billion a year ago, a 4% increase. Each of the major loan categories grew over the last twelve months. Total deposits were $11.1 billion at December 31, 1995 compared to $11.4 billion a year ago. Meridian continues to fund a significant portion of its assets with deposits acquired in its local marketplace.

     Shareholders' equity was $1.31 billion or 8.85% of total assets at December 31, 1995 compared to $1.22 billion or 8.07% a year ago. The ratio of tangible shareholders' equity to assets, which excludes $117.5 million of intangible assets in 1995 and $136.2 million in 1994, was 8.12% at December 31, 1995 compared to 7.23% at December 31, 1994. Meridian's risk-based capital ratio was 13.06% of total risk-weighted assets at December 31, 1995, in excess of the 10% regulatory requirement for well capitalized institutions. The ratio was 12.73% at December 31, 1994. Book value per common share was $23.24 at December 31, 1995 compared to $21.50 at December 31, 1994, an increase of 8%.

     On October 10, 1995, Meridian and CoreStates Financial Corp. announced a definitive agreement to merge in a transaction expected to be accounted for as a pooling-of-interests. The partnership would create a banking services organization with $45 billion in assets and $3.7 billion in equity, with leading geographic market positions and specialized strengths in servicing key regional, national and global customer segments. The transaction would be a tax-free exchange of 1.225 shares of CoreStates common stock for each share of Meridian common stock. Shareholders of both corporations approved the merger at separate meetings on February 6, 1996. The merger, which is subject to approval by regulators, is expected to close in the second quarter of 1996.

     On May 24, 1995, Meridian and United Counties Bancorporation announced a definitive agreement to merge in a transaction to be accounted for as a pooling-of-interests. The transaction closed on February 23, 1996. The transaction was a tax-free exchange of five shares of Meridian stock for each share of United Counties stock.

OPERATING PERFORMANCE STUDY ("59.9" PROGRAM)

     In January 1995, Meridian commenced an internal review of its operations and businesses. The purpose of this review was to improve the company's operating performance and competitive position by streamlining and consolidating functions and work processes and by increasing the focus on customers and service levels. The improvement is to be measured by Meridian's performance, or expense, ratio (non-interest expenses divided by the total of non-interest income and net interest income on a taxable-equivalent basis), with a goal of reducing the ratio to 59.9% or lower by the end of the first quarter of 1996. In June 1995, Meridian completed this review and announced a company-wide plan to be implemented over a period of approximately twelve months from that date.

     The expense ratio goal, however, was reached ahead of schedule, with the ratio improving to 57.3% for the third quarter of 1995 and 56.7% for the fourth quarter of 1995. The ratio was 60.6% for the year 1995 and 67.6% for 1994. Without the reduction in FDIC deposit insurance premiums in the second half of 1995, the ratio would have been 59.8% for the third quarter of 1995, 58.5% for the fourth quarter of 1995, and 61.4% for the year 1995.

     As a result of this review, Meridian recorded a net restructuring charge of $30.4 million in 1995. A restructuring charge of $32.0 million ($20.8 million after-tax or $.37 per share) was recorded in the second quarter of 1995. This charge was reduced by a net gain of $1.6 million on the curtailment of employee benefits, as discussed later. The components of the net restructuring charge and related cash outflow were as follows (in thousands):

                                                            Cash
                                             Requiring      Outflow
                                             Cash           Through
                                    Total    Outflow        December 31,
                                    -----    -------        1995
                                                            ----
Severance and Other Employee
  Related Costs                    $15,900     $15,900       $ 9,300
Net Curtailment Gain Related
  to Pension and Other Employee
  Benefits                          (1,600)        ---           ---
Lease and Other
  Contract Terminations              2,600       2,600           400
Building and Other
  Asset Write-Downs                 10,700         ---           ---
Professional Fees                    2,800       2,800         2,800
                                   -------     -------       -------
Total                              $30,400     $21,300       $12,500
                                   =======     =======       =======

     The severance charge relates to a separation package given to eligible employees based on years of service. Cash payments commenced in July 1995 and will continue for varying terms. Lease and other contract terminations include estimated payments related to bank branch closings and the consolidation of brokerage activities.

Building and other asset write-downs include amounts related to buildings, equipment, and intangible assets written-off as a result of branch closings and other consolidations. Professional fees include consulting fees and legal expenses incurred during the review process. At December 31, 1995, cash payments of $12.5 million and non-cash charges of $6.0 million have been charged against the restructuring reserve. Meridian believes that the balance remaining in this reserve at December 31, 1995 of $13.5 million will be sufficient to absorb remaining expenses.

     In the second half of 1995, Meridian recorded a restructuring gain of $3.8 million related to the curtailment of future pension benefits associated with employees terminated during that period. This gain was partially offset by a curtailment loss of $2.2 million related to healthcare and other postretirement benefits for employees terminated and those expected to be terminated in the future as a result of the "59.9" program, resulting in a net gain of $1.6 million.

     Implementation of the plan began at the end of the second quarter of 1995 and will continue over approximately the next twelve months from that date.
Over that period, the process is expected to reduce net operating expenses on an annualized pre-tax basis by $55 million while providing recurring revenue enhancements of $13 million, increasing Meridian's after-tax earnings on an annual basis by $44 million, or $.78 per share. The gross reduction in operating expenses is expected to approximate $73.2 million and is composed of salaries and benefits of $54.2 million, furniture and fixtures expense of $16.1 million, and occupancy of $2.9 million. Offsetting these savings are foregone revenues, which are directly related to expense reductions, mainly in branches, of $7.5 million and one-time implementation costs of $10.7 million, resulting in net expense reductions of $55 million.

     The process was expected to result in the elimination of approximately 1,100 positions of approximately 7,100 then-existing positions. The eliminations were to result from attrition and a partial hiring freeze in effect from January, 1995 to June, 1995, from strategic alliances with outside firms and from layoffs. At December 31, 1995, Meridian had 5,779 full-time equivalent employees which reflects approximately 450 employee layoffs related to the "59.9" program, as well as other types of reductions.

     Meridian is currently evaluating the impact of the agreement to merge with CoreStates Financial Corp. on the "59.9" program. As previously mentioned, however, the goal of attaining an expense ratio of 59.9% or lower was reached in each of the last two quarters of 1995.

NET INTEREST INCOME AND RELATED ASSETS AND LIABILITIES (INCLUDING DERIVATIVES)

     Net interest income is the single largest component of Meridian's operating income. Net interest income totaled $615.7 million in 1995 compared to $612.4 million in 1994, an increase of 1%. Taxable-equivalent net interest income was $631.4 million in 1995 compared to $630.1 million in 1994, also an increase of 1%. The level of net interest income results from the interaction between the volume and mix of interest-earning assets and the related funding sources, and the net interest margin (the difference between the interest rates earned on assets relative to those paid on funding sources). In 1995, the positive impact on net interest income of a 4% increase in average loans outstanding was offset by narrowing interest rate spreads as a result of asset and liability repricing in an interest rate environment that was slightly higher than in 1994. The net interest margin was 4.67% in 1995 compared to 4.73% in 1994.

     Average interest-earning assets increased to $13.5 billion in 1995 from $13.3 billion in 1994, an increase of 2%. The mix of earning assets changed moderately, as a portion of loan growth was funded by reductions in investment securities. Loans accounted for 75% of average interest-earning assets in 1995 compared to 73% in 1994, while investment securities accounted for 22% and 25% of average interest-earning assets during 1995 and 1994, respectively.

     Average loans, including loans held for sale, increased 4% to $10.1 billion in 1995 from $9.7 billion in 1994. Growth occurred in the major loan categories, and was reflective of the improved economic environment within Meridian's marketplace. Average commercial loans increased 8%. Average consumer loans, primarily home equity and indirect automobile loans, increased by only 2% between the two years mainly because student loans totaling approximately $223 million were sold during the third quarter of 1994. Excluding the impact of this sale, average consumer loans increased by 8% between the two years. Average residential mortgage loans increased 15%. Average loans held for sale, composed of residential mortgage loans and student loans, declined by 70% between the two years.

     Meridian's average securities portfolios declined 8% in the year, to $3.0
billion in 1995 from $3.3 billion in 1994.   Principal paydowns on mortgage-
backed securities and proceeds from maturing securities were used to fund loan growth.

     Deposit balances declined slightly in 1995 and averaged $11.1 billion compared to $11.2 billion in 1994. Average short-term borrowings increased to $1.6 billion in 1995 from $1.5 billion in 1994. Approximately 35% of short-term borrowings is comprised of securities sold under repurchase agreements, the majority with Meridian customers. Average balances of long-term debt increased from $383 million in 1994 to $448 million in 1995. The increase reflects Meridian's issuance of $150 million of senior notes during 1995.

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

     Meridian uses several tools to measure interest rate risk. Income simulation modeling, the primary risk measurement tool, is used to project net interest income in different interest rate environments. Simulation modeling considers not only the impact of changing interest rates but also other potential causes of variability, such as earning-asset volume and mix, yield curve relationships, loan spreads, customer preferences and general market conditions. Meridian also monitors the sensitivity of the market value and duration of assets, liabilities and off-balance sheet positions to changing interest rates.

     An interest rate sensitivity or gap analysis is used to supplement simulation modeling. Gap analysis classifies assets, liabilities and off-balance sheet positions into maturity and repricing time intervals in order to identify potential mismatches among these positions. A substantial portion of Meridian's liabilities, primarily NOWs, savings and money market deposit accounts, do not have contractual maturities. In addition, certain consumer loans have prepayment options. For gap analysis purposes, these items are distributed among the various repricing time intervals based on historical and anticipated repricing patterns. Other adjustments are made to the analysis to reflect the impact of product pricing decisions, interest rate spread relationships and customer behaviors. These adjustments are necessarily subjective and will vary over time with loan and deposit changes, customer preferences and market conditions. Management believes that this type of gap analysis provides a more realistic picture of the interest rate risk characteristics of Meridian's balance sheet than an analysis based on contractual maturities. The gap position at December 31, 1995, as provided in Table 3, indicates a moderate asset sensitive position through the one-year time period.

     Derivatives. Meridian uses off-balance sheet derivative products as follows:

     . For interest rate risk management
     . In the securities unit (broker-dealer activities)

     Tables 4 and 5 provide information on derivative positions at December 31, 1995. Reference should also be made to Note 11 of Notes to Consolidated Financial Statements for additional information on off-balance sheet derivative products.

     Derivatives Used for Interest Rate Risk Management.   Meridian's core
banking businesses generate a mix of loans and deposits that tends to create an asset sensitive interest rate risk profile, primarily because retail core deposits do not reprice as quickly as loans. An asset sensitive position generally indicates that net interest income would increase in periods of rising interest rates and decrease in periods of declining interest rates. Meridian manages this tendency towards asset sensitivity through its securities and purchased funding portfolios and by the use of off-balance sheet derivative products. The gap position at December 31, 1995, as previously discussed, was moderately asset sensitive.

     Meridian utilizes a variety of derivative instruments in managing interest rate risk, including interest rate swaps, options, forwards, caps, floors and collars. These instruments provide an efficient means to achieve risk management goals, while supporting liquidity and capital management objectives.

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

     Interest rate swaps totaled $2.2 billion at December 31, 1995 compared to $2.8 billion at December 31, 1994. Because of the nature of risk being managed, the impact on net interest income of swaps for which Meridian receives a fixed and pays a variable interest rate will be positive during periods of declining rates and negative in periods of rising rates. Consistent with this profile, the impact of interest rate swaps was to increase interest expense on deposits by $23.5 million in 1995 compared to a reduction of $11.3 million in interest expense in 1994.

     As financial market conditions and balance sheet mix changes, management may elect to modify its interest rate risk profile. One means for achieving this objective is to terminate existing derivatives contracts. Accounting rules require that any gains or losses resulting from terminations be amortized over the remaining life of the terminated contract. Deferred losses on terminated interest rate swaps were $338 thousand at December 31, 1995 and will be completely amortized into income by early 1996. Deferred gains on terminated interest rate floors contracts totaled $2.4 million at December 31, 1995 and will be completely amortized into income by year-end 1997.

     Meridian purchases interest rate floors to protect net interest income from the effects of declining interest rates or a flattening of the yield curve. In interest rate floor contracts, Meridian pays a premium to a counterparty for the right to receive payments if interest rates associated with a particular index fall below a predetermined level. Meridian has no future obligation to make additional premium or other payments to the counterparty. Premiums paid are amortized over the life of the contract. As of December 31, 1995, Meridian had $525 million of purchased floors based on London Inter-Bank Offered Rate (LIBOR) rates.

     Meridian also utilizes interest rate collars to manage interest rate risk. Interest rate collars combine the purchase of a floor with the sale of a cap. Payments are received when market rates are below a predetermined level and payments are made when market rates are above a predetermined level. At December 31, 1995, Meridian had $200 million of collars outstanding.

     The favorable impact of the interest rate floors and collars, net of premium amortization, was $2.3 million in 1995 compared to a negative impact of $93 thousand in 1994.

     Derivative financial instruments of $2.9 billion notional value at December 31, 1995 were used to manage interest rate risk associated with deposits. On December 31, 1995, unrealized gains on these derivative financial instruments were $31.7 million and unrealized losses were $2.5 million. The effect of these derivative financial instruments on the interest cost of deposits for the year ended December 31, 1995 was an increase of .23%.

     Derivative products, as with all financial instruments, contain elements of risk. A derivative product is subject to market risk in that the value of a contract will increase or decrease as a result of movements in market interest rates. Meridian continually monitors the sensitivity of its derivative contracts to changing interest rates. Unrealized gains and losses are calculated based on the replacement costs of the contracts. The increase in the market value of Meridian's interest rate contracts from year-end 1994 to 1995 is consistent with the declining interest rate environment throughout 1995.

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

     Credit risk exists to the extent that a derivatives contract has a positive market value and the counterparty to the transaction fails to perform under the terms of the contract. Current exposure is measured by calculating the cost to replace a derivative contract at current market rates. For those contracts where it would be favorable for the counterparty to default, the current cost to replace Meridian's derivatives
portfolio was $32 million as of December 31, 1995.    Potential exposure is
estimated by calculating projected changes in replacement costs under different interest rate environments. Current and potential exposures are calculated and reviewed by management at least monthly. Credit limits, considering both current and potential exposures, are approved by the Meridian Credit Policy Committee. Credit risk is further managed by restricting counterparties to a select group of high quality institutions, by entering into netting arrangements and, where appropriate, by establishing collateral requirements.

     Meridian offers interest rate caps and floors to its banking customers, who typically request these products in conjunction with their management of variable rate loans. The total of customer interest rate caps and floors was $188 million at December 31, 1995. The repricing characteristics of loans made with optional features are monitored and considered in the asset and liability management and risk measurement processes previously discussed.

     Derivatives Used in the Securities Unit (Broker-Dealer Activities). Meridian uses various off-balance sheet derivative products to support customer needs and manage the market risks associated with the broker-dealer business. The securities unit acts as remarketing agent on tender option bonds totaling $208 million at year-end 1995 compared to $256 million at December 31, 1994. The premium paid for Treasury float contracts, which is included on the balance sheet in other assets, was $858 thousand at December 31, 1995 and represents the maximum exposure to Meridian from such contracts. Other derivative products used to manage risks associated with trading account positions include forward commitments to sell securities, which totaled $70 million at December 31, 1995 and averaged $68 million for the year.

     Liquidity. The objective of liquidity management is to ensure that sufficient funding is available, at reasonable cost, to meet the ongoing and potential cash needs of Meridian and to take advantage of income producing opportunities as they arise. While the desired level of liquidity may vary depending upon a variety of factors, it is a primary goal of Meridian to maintain a high level of liquidity in all economic environments. Management considers Meridian's liquidity position at the end of 1995 to be sufficient to meet its foreseeable cash flow requirements.

     Liquidity management is influenced by several key elements, including Meridian's reputation, asset quality, the maturity structure of its assets and liabilities, cash flow generated by assets, and Meridian's ability to access funds in the capital markets. The single most important source of liquidity for Meridian is its core deposit base, which consists of deposits from customers with long-standing relationships. Meridian continues to promote the acquisition of core deposits through its retail distribution systems and through selective banking acquisitions. Long-term debt and shareholders' equity also contribute to liquidity. In 1995, Meridian funded approximately 75% of total assets with core deposits acquired within its local marketplace and approximately 85% of total assets with core deposits, long-term debt and shareholders' equity.

     Meridian also places emphasis on the maintenance of an appropriate level of asset liquidity. Liquid assets include short-term money market investments, securities available for sale, and interest-bearing deposits with other banks. Cash flows from investment maturities and mortgage and asset-backed securities also provide a significant source of liquidity.

     Meridian is committed to maintaining additional funding flexibility through access to the debt and capital markets. Meridian Bank, Meridian's principal banking subsidiary, has access to a variety of money market sources of funds, such as federal funds purchased and securities sold under agreements to repurchase, borrowings from the Federal Home Loan Bank, as well as to term funding through the issuance of bank notes, bank deposit notes, and subordinated debt.

     The cost and availability of external funding is influenced by Meridian's credit ratings. The following is a summary of Meridian's and Meridian Bank's ratings at December 31, 1995, which are unchanged from a year ago.


                                    STANDARD
                          MOODY'S  AND POOR'S
                          -------  ----------
MERIDIAN BANCORP, INC.
- ----------------------
 Commercial Paper         P-2      A-2
 Subordinated Debt        Baa1     BBB

MERIDIAN BANK
- -------------
 Short-Term Deposits      P-1      A-2
 Long-Term Deposits       A1       A-
 Subordinated Debt        A3       BBB+

     Reference should also be made to the Statements of Cash Flows appearing in the Consolidated Financial Statements for additional information on liquidity. The statement of cash flows for 1995 reflects $351.0 million of cash provided by operations, $188.8 million provided by investing activities, and $462.5 million used for financing activities. Operating activities include $169.8 million in net income for 1995. Investing activities are primarily comprised of sales and purchases of short-term investments, investment securities, investment securities available for sale and loans. Financing activities present the net change in Meridian's deposit accounts, short-term borrowings, long-term debt and shareholders' equity. Cash flows from operations and proceeds from maturities, calls and paydowns of investment securities were used to fund increases in loans and decreases in deposits and short-term borrowings during 1995.

     Loans.   The lending function is Meridian's principal business activity and it is Meridian's continuing policy to serve the credit needs of its customer base. The economy in Meridian's primary marketplace is broad-based and diverse and the loan portfolio reflects that diversity. Lending to individual consumers in this marketplace accounts for approximately 40% of total loans. The remainder of the portfolio consists predominantly of commercial loans and commercial real estate loans also in Meridian's primary marketplace. Loans were $10.2 billion at December 31, 1995 compared to $9.8 billion at December 31, 1994, an increase of 4%. Each of the major loan portfolios grew over this time period.

     Commercial loans amounted to $6.1 billion at December 31, 1995 compared to $5.9 billion at December 31, 1994, a 2% increase. Meridian's commercial loan portfolio is oriented toward diversified, small and medium-sized businesses within Meridian's market area, with limits on the size of loans to any single borrower according to credit risk. These loans are predominantly in the services, real estate, and manufacturing industries. Credit risk associated with these borrowers is principally influenced by general economic conditions and the resulting impact on the borrower's operations. Geographical coverage of Meridian's commercial lending activity extends across the eastern half of Pennsylvania, southern New Jersey and Delaware.

     Real estate-related commercial loans, including real estate construction and commercial mortgages, totaled $1.9 billion and represented 19% of total loans at December 31, 1995 compared to $2.0 billion and 20% one year ago. These portfolios are located primarily in markets in which Meridian has a local banking presence. Collateral types are diverse and include the real estate of borrowers who utilize the property in their businesses (owner-occupied) as well as real estate investors. At December 31, 1995, owner-occupied commercial mortgages comprised 7% of total loan outstandings compared to 8% at December 31, 1994. Investor-developer commercial mortgages comprised 9% at both year-end 1995 and 1994.

     Commercial, financial and agricultural loans totaled $4.2 billion and represented 41% of total loans at December 31, 1995 compared to $4.0 billion and 41% at the end of 1994.

     Consumer lending includes primarily loans to individuals in communities served by Meridian. These loans include open-ended credit arrangements, such as home equity loans, and closed-end loans subject to specific contractual payment schedules, such as installment loans. Consumer loans totaled $2.8 billion at December 31, 1995 compared to $2.6 billion at year-end 1994, an increase of 8%. Residential mortgage loans increased from $1.2 billion at December 31, 1994 to $1.3 billion at December 31, 1995, an increase of 7%.

     Investment Securities and Investment Securities Available for Sale. Effective in the first quarter 1994, Meridian adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" which requires investments in equity securities with a readily determinable fair value and investments in all debt securities to be classified in one of three categories. The classification of securities is determined at the time of purchase. The three categories are (1) held to maturity -- carried at amortized cost; (2) available for sale -- carried at fair value (with unrealized gains and losses, net of related tax effect, recorded as a separate component of shareholders' equity); and (3) trading account -- carried at fair value (with unrealized gains and losses recorded in the income statement). During December 1995, as permitted by the Financial Accounting Standards Board in its "Guide to the Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities," Meridian transferred investment securities of $921.2 million to investment securities available for sale. The unrealized loss on these securities at the date of transfer was $915 thousand.

     The carrying value of the investment portfolio at December 31, 1995 was $1.3 billion and net unrealized gains totaled $4.6 million. Such gains include gross unrealized gains of $9.1 million and gross unrealized losses of $4.5 million. Meridian has the intent and the ability to hold these securities until maturity. At the end of 1994, the carrying value of the investment portfolio was $2.9 billion and net unrealized losses were $119.1 million. The change in the value of the portfolio compared to year-end 1994 reflects the impact of the decrease in long-term interest rates during 1995. The average maturity of the investment portfolio at December 31, 1995 was 2.3 years compared to 2.5 years at December 31, 1994.

     Securities expected to be held for an indefinite period of time are classified as investment securities available for sale and are carried at fair value. The fair value of this portfolio at December 31, 1995 was $1.3 billion, with net unrealized gains of $11.6 million. Such gains include gross unrealized gains of $16.8 million and gross unrealized losses of $5.2 million. At year-end 1994, the carrying value of this portfolio was $435.0 million, with net unrealized losses of $10.8 million. The increase in the net unrealized gain was primarily due to the decline in interest rates and the increased balance in the portfolio. The average maturity of the portfolio of investment securities available for sale, which includes tax-exempt obligations of states and municipalities, was 2.8 years at December 31, 1995 compared to 4.5 years at December 31, 1994. The decline in the average maturity resulted primarily from the transfer of investment securities to investment securities available for sale, discussed earlier.

     Meridian's securities portfolios (investment securities and investment securities available for sale) are comprised of U.S. Treasury and federal agency securities, mortgage-backed securities, tax-exempt obligations of states and municipalities, corporate securities, including privately issued asset-backed securities, and equity securities.

     U.S. Treasury and federal agency securities (other than mortgage-backed securities) were $895 million at year-end 1995 and accounted for approximately 34% of total securities holdings. Mortgage-backed securities remain the largest component of Meridian's securities portfolios, accounting for approximately 47% of the total at year-end 1995. This portfolio is comprised of federal agency mortgage-backed securities and collateralized mortgage obligations which are backed by federal agency collateral or are AAA rated private issues. Meridian evaluates and closely monitors cash flow projections for all mortgage-backed securities. The expected average life of mortgage-backed securities at December 31, 1995, based on projected prepayment rates, was 2.8 years compared to 2.9 years at year-end 1994.

     Meridian's current credit guidelines call for purchases of securities issued by either the U.S. Treasury or federal agencies, or by states and municipalities or corporate entities that are rated A or higher by Moody's Investor Services, Inc. or Standard and Poor's Corporation. At December 31, 1995, the carrying value of state and municipal securities was $288 million, 90% of which was rated A or higher by the rating agencies. Securities rated Baa and below totaled $880 thousand and $28 million were non-rated. Non-rated securities are generally collateralized by letters of credit or are securities in which the principal and interest is supported by government obligations set aside in escrow accounts. At December 31, 1995, the carrying value of corporate securities, excluding AAA rated private mortgage-backed and asset-backed securities, was $8.5 million. There were no corporate securities rated Baa and below and $4.8 million of such securities was non-rated.

     Deposits. Total deposits were $11.1 billion at December 31, 1995 compared to $11.4 billion at December 31, 1994, a decline of 2%. Most of the decline was in savings accounts, as lower rates resulted in depositors seeking alternative investment opportunities.

     Short-Term Borrowings. At December 31, 1995, short-term borrowings totaled $1.5 billion compared to $1.8 billion a year earlier, a decrease of 16%. This category is comprised primarily of federal funds purchased and securities sold under agreements to repurchase.

     Long-Term Debt and Other Borrowings. This category amounted to $513.8 million at December 31, 1995 compared to $372.2 million at December 31, 1994, an increase of 38%. Subordinated debt of $324.1 million is included in this amount in 1995, along with $149.9 million of senior notes, capitalized lease obligations, longer-term borrowings from the Federal Home Loan Bank, and various other loans and mortgages payable. The increase in this category resulted from the issuance in 1995 of $150 million of 6 5/8% senior notes due in 2000.

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

     Commercial loans are assigned risk ratings by loan officers. The appropriateness of these ratings, in addition to the overall lending process, is reviewed by credit review and credit policy personnel. A quarterly review and reporting process is in place for monitoring those loans that have been identified as problems or potential problems. A separate loan workout department is involved with the collection of problem loans. Because of their relatively homogeneous nature and small dollar size, consumer and residential mortgage loans are generally reviewed in the aggregate.

     When establishing the appropriate levels for the provision and the allowance for possible loan losses, management performs an analysis of the loan portfolio by considering a variety of factors. This analysis includes periodic reviews by loan officers and credit review and loan workout personnel of all borrowers with aggregate balances of $500,000 or greater. Meridian also reviews, at least on a quarterly basis, problem borrowers with balances of $250,000 or greater, as well as selected lower balance loans. Consideration is given to the impact of current and anticipated economic conditions, the diversification of the loan portfolio, historical loss experience, delinquency statistics, reviews performed by loan officers who are primarily responsible for compliance with established lending policy, the financial strength of borrowers, and the perceived adequacy of underlying collateral. Consideration is also given to examinations performed by regulatory authorities. Lending procedures and the loan portfolio are examined periodically by several banking regulatory agencies as part of their supervisory activities. For Meridian, the most comprehensive of these examinations is performed by the Federal Reserve Bank.

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

     The loan portfolio represents loans made primarily in Meridian's market area in the eastern half of Pennsylvania and in Delaware and southern New Jersey. Management continues to monitor the economic conditions in this market area. The ultimate collectibility of a substantial portion of Meridian's loans, especially its real estate loans, and the market value of other real estate owned, is susceptible to changes in economic conditions in this primary market area.

     Determining the level of the allowance for possible loan losses at any given date is difficult, particularly in a continually changing economy. Management must make estimates, using assumptions and information which are often subjective and changing. Management continues to review Meridian's loan portfolio in light of a changing economy and possible future changes in the banking and regulatory environment. In management's opinion, the allowance for possible loan losses is adequate at December 31, 1995.

     The balance in the allowance for possible loan losses was $164.2 million or 1.62% of total loans at the end of 1995 compared to $169.4 million or 1.74% of total loans at year-end 1994. The provision for possible loan losses represents charges made to earnings to maintain an adequate allowance for possible loan losses. The provision for possible loan losses was $39.4 million in 1995 compared to $28.1 million in 1994. The higher provision reflects the growth in loans during the past year.

     Net charge-offs were $44.6 million or .45% of average loans in 1995 compared to $32.6 million or .35% of average loans in 1994. The increase in loans charged-off resulted from one significant commercial account written-off during the year. Recoveries were $15.6 million in 1995 compared to $19.7 million in 1994.

     Table 14 presents a summary of various indicators of credit quality. At December 31, 1995, non-performing assets as a percentage of period-end loans and assets acquired in foreclosures were .90% compared to 1.24% at the end of last year. Non-performing assets were $92.1 million at December 31, 1995 and decreased by 24% during 1995 from $121.7 million a year ago. Real estate-related non-performing assets were 69% of total non-performing assets at December 31, 1995 compared to 62% a year ago.

     Non-performing loans were .76% of total loans at December 31, 1995 compared to .98% at the end of last year. Non-performing loans amounted to $76.7 million at December 31, 1995 and decreased by 20% during the past year from $96.2 million a year ago. Non-performing assets and loans past due 90 or more days as to interest or principal at December 31, 1995 were $119.4 million or 1.17% of loans and assets acquired in foreclosures compared to $144.1 million or 1.47% one year ago, a decrease of 17%.

     The ratio of the allowance for possible loan losses to non-performing loans was 214% at December 31, 1995 compared to 176% at year-end 1994. The coverage of non-performing assets was 178% at year-end 1995 compared to 139% at December 31, 1994. Possible future losses on foreclosed real estate will be charged directly to earnings and not to the allowance for possible loan losses. Foreclosed real estate is carried at the lower of cost or fair value, less estimated costs of disposal.

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

     Residential mortgages which are 180 days or more delinquent are placed on nonaccrual status when total principal, interest, and escrow owed exceeds 80% of the property's appraised value. Properties are re-appraised when foreclosure proceedings are initiated. Consumer loans are not placed on non-accrual status, but the borrower's ability to comply with payment terms is closely monitored by management. Loans are charged-off when deemed uncollectible, which is generally at a time no later than 120 days past due.

     Non-accrual loans were $75.9 million at December 31, 1995 compared to $95.0 million one year ago, a decrease of 20%. The carrying value of non-accrual commercial loans at December 31, 1995 has already been reduced by charge-offs and payments to 55% of the aggregate carrying value when such loans were originally placed into a non-performing status. Payments of $5.4 million were received on these loans in 1995, almost all of which was applied as a reduction in the principal outstanding. Meridian's non-accrual loans include only five loans with balances in excess of $2.5 million (only two of which are over $5 million), indicating that a substantial portion of the risk is spread across a significant number of borrowers. These five loans aggregated $26.9 million or approximately 35% of total non-accrual loans at December 31, 1995. Table 16 classifies non-accrual loans according to various levels of payment performance.

     A loan is categorized as a troubled debt restructuring if the original interest rate on the loan, repayment terms, or both, were restructured on a below market basis due to a deterioration in the financial condition of the borrower. If restructured loans are not performing according to revised terms, such amounts are included in non-accrual loans.

     The level of assets acquired in foreclosures (except consumer related), was $12.5 million at December 31, 1995 compared to $23.4 million a year ago. Assets acquired in foreclosures at December 31, 1995 have already been reduced by charge-offs and payments to 37% of the aggregate carrying value when such assets were originally placed into non-performing status. Assets acquired in foreclosures include only three properties with a balance in excess of $1.0 million at year-end 1995, aggregating $4.3 million or approximately 34% of the total of such assets. Although the real estate market remained mixed during the year, Meridian was successful in disposing of portions of assets acquired in foreclosures. The balance of these assets at the end of 1995 was 54% of the balance at the beginning of the year.

     Reference should be made to Table 6 for a summary of the period-end balances in the loan portfolio. There has not been a significant change in the percentage of each category to total loans from a year ago.

     In addition, reference should be made to Table 17 for a breakdown of commercial loans by major industry and to Table 18 for a breakdown of commercial real estate loans by category. As can be seen in these tables, Meridian's portfolio of commercial loans and commercial real estate loans covers a wide range of borrowers. This diversification generally characterizes the economy of Meridian's primary market area. Almost all, or 96%, of Meridian's commercial real estate loans are to borrowers for property in Pennsylvania, Delaware, and New Jersey. Pennsylvania has 79%, or the largest single share. In connection with the decision to extend credit to particular borrowers, Meridian takes into account, among other things, asset diversification and particular risks presented by the different industries in which such borrowers compete, in light of changing economic circumstances.

     Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. At December 31, 1995, Meridian's commercial loans and commitments did not have any industry concentration or other known concentration (as defined) that exceeded 10% of total loans and commitments.

     Potential problem loans consist of loans which are included in performing loans at December 31, 1995, but for which potential credit problems of the borrowers have caused management to have concerns as to the ability of such borrowers to comply with present repayment terms. At December 31, 1995, such potential problem loans, not included in Table 14, amounted to approximately $22 million, unchanged from the balance of a year ago. Depending on the state of the economy and the impact thereof on Meridian's borrowers, as well as other future events, these loans and others not currently so identified could be classified as non-performing assets in the future.

     Meridian continues to service approximately $598 million of residential mortgage loans on which there is potential credit loss. This servicing was either originated by Meridian or purchased with recourse from other financial institutions, some of which have since experienced financial difficulties, including bankruptcies. As of December 31, 1995, reserves of approximately $12.0 million have been established in recognition of potential losses related to the recourse servicing portfolio.

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

     The average recorded investment in impaired loans was $82.9 million in 1995, $119.7 million in 1994 and $167.1 million in 1993. The recorded investment in impaired loans at December 31, 1995 was $76.7 million. The recorded investment for which there is a related allowance for possible loan losses was $36.4 million at December 31, 1995 and the related allowance was $10.2 million.

The recorded investment for which there is no related allowance for possible loan losses was $40.3 million.

     Interest income is not accrued on commercial loans where management has determined that borrowers may be unable to meet contractural principal or interest payments, or where such payments are 90 or more days past due unless the loan is well secured and in the process of collection. Interest collections on nonaccrual loans for which the ultimate collectibility of principal is uncertain are applied as principal reductions. Otherwise, such collections are credited to income when received. Interest on loans that have been restructured is recognized according to the renegotiated terms. The amount of interest income recognized on impaired loans, using the cash-basis method of accounting, was $845.4 thousand, $596.5 thousand and $706.0 thousand for the years ended December 31, 1995, 1994 and 1993 respectively.


NON-INTEREST INCOME

     Meridian's businesses generate various sources of non-interest income, such as trust revenues, mortgage banking fee income, broker-dealer and investment banking revenues, securities gains, service charges on deposit accounts, and other service charges, commissions and fees. Non-interest income was $256.6 million in 1995 compared to $228.0 million in 1994, an increase of 13%.

     Trust revenues were $66.0 million in 1995 compared to $54.7 million in 1994, an increase of 21%. Contributing to the higher level of revenues was the acquisition of McGlinn Capital Management, Inc. in July 1994, and increases in personal trust and investment advisory fees. The market value of customers' assets administered by Meridian was $31.2 billion at December 31, 1995, down slightly from $31.7 billion at year-end 1994. Included in the total at year-end 1995 are assets for which Meridian has investment management responsibility of $10.9 billion.

     Mortgage banking revenues were $12.8 million in 1995 compared to $17.5 million in 1994. This decrease reflects lower servicing volumes due to the reduction in scope of Meridian's mortgage banking activities during the past two years. Servicing revenues declined by $6.4 million, or 64%, between the two years. Origination fees increased, however, by $550 thousand or 12% between the two years, reflecting higher loan origination volumes.

     Broker-dealer and investment banking revenues totaled $50.8 million in 1995 compared to $42.8 million in 1994, an increase of 19%. Net trading gains increased by $12.0 million between the two years. Financial market conditions in 1994 resulted in reduced trading volumes and a valuation adjustment of the trading portfolios.

     Service charges on deposits and fees for other customer services increased by 14% between the two years, from $90.1 million in 1994 to $102.5 million in 1995. Increases in certain fees for deposit products, as well as the introduction of new consumer-related demand deposit products, contributed to the higher level of service charges.

     Net securities gains were $8.0 million in 1995 compared to $3.0 million in 1994. The amount in 1995 included gains of $8.7 million and losses of $739 thousand. These gains are in addition to gains of $356 thousand from sales primarily of mortgage-related investments, which are included in broker-dealer and investment banking revenues. The gains in 1994 and a portion of the gains in 1995 resulted from the sale of investment securities available for sale. The remainder of the gains in 1995 resulted from calls of investments and the sale of investment securities either near the maturity date or for which Meridian had collected a substantial portion of the principal originally outstanding at the date of purchase.


NON-INTEREST EXPENSES

     Excluding restructuring and merger-related charges, non-interest expenses were $538.0 million in 1995 compared to $579.7 million in 1994, a decrease of $41.7 million, or 7%. The implementation of the recommendations of the operating performance study ("59.9" program), including significant reductions in staff levels, the restructuring and downsizing of Meridian's mortgage banking activities, and a reduction in FDIC deposit insurance premiums in the second half of 1995 contributed to the decline in expenses. Total non-interest expenses were $578.4 million in 1995 compared to $579.7 million in 1994.

     Salaries and benefits, which represent the largest component of non-interest expenses, were $284.8 million in 1995 compared to $297.5 million in 1994, a decrease of 4%. The impact of ongoing staff reductions in most of Meridian's business units was partially offset by normal merit increases. Full-time equivalent employment was 5,779 at December 31, 1995 compared to 6,939 a year ago, a decrease of 17%.

     Net occupancy expense was $44.0 million in 1995 compared to $45.4 million in 1994, a decrease of 3%. Equipment expense was $38.7 million in 1995, almost unchanged from the total in 1994. Both categories were affected by the recommendations of the recent operating performance study.

     Other operating expenses were $170.5 million in 1995 compared to $198.1 million in 1994, a decrease of $27.6 million, or 14%. Loan-related expenses declined by $17.6 million, or 61%, between the two years, mainly because of the reduction in scope of Meridian's mortgage banking activities. In addition, there was a decline of $3.3 million in the provision for recourse servicing. With respect to mortgage servicing portfolios purchased with recourse, the provisions charged to operating expense were $7.1 million and $10.4 million in 1995 and 1994, respectively. Chargeoffs and writedowns aggregated $2.2 million in 1995 and $4.1 million in 1994.

     Meridian's ongoing expense control efforts were reflected in reductions in various other expense categories including consulting and other types of professional fees, loan and deposit-related expenses, and stationery and supplies. FDIC deposit insurance expense declined $7.4 million as a result of the recent decrease in the ongoing assessment rate. Partially offsetting these decreases were increases related to foreclosed real estate expenses, automated teller network charges, and the amortization of intangible assets.

     Deposits of Meridian at December 31, 1995 of approximately $8.9 billion were insured by the Bank Insurance Fund ("BIF"), while the remaining deposits of approximately $2.2 billion were insured by the Savings Associated Insurance Fund ("SAIF"). These SAIF deposits are related to previous acquisitions by Meridian Bank and Meridian Bank, New Jersey of deposits of savings and thrift institutions that were SAIF members. The Federal Deposit Insurance Corporation ("FDIC") recently established a new assessment rate schedule which significantly reduces the premium for BIF deposits while retaining the existing assessment rate of 23 to 31 basis points for SAIF deposits.

     Several alternatives to mitigate the effect of the BIF/SAIF premium difference have been proposed by the Clinton Administration, by members of Congress, and by industry groups. One such proposal is for the institutions with SAIF-insured deposits to pay a one-time charge of approximately $0.85 to $0.90 for every $100.00 of assessable deposits. This proposal includes a twenty percent reduction of SAIF deposits held by BIF member institutions that resulted from prior acquisitions of savings and thrift institutions. If this proposal were enacted, Meridian would recognize a one-time pre-tax charge of approximately $15.3 million to $16.2 million. Such a special assessment might permit a reduction in future SAIF premiums to a level comparable to the recently announced assessment rates for BIF.

     Effective January 1, 1994, Meridian adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." This statement establishes standards for employers who provide benefits to former employees after employment but before retirement. Such benefits include, among other things, severance, disability, and workers' compensation benefits. The implementation of these new accounting rules resulted in a charge of $4.2 million ($2.7 million after-tax or $.05 per share) in the first quarter of 1994. Total postemployment benefits expense was $221 thousand in 1995.

     Restructuring and merger-related charges totaled $40.4 million in 1995. Restructuring charges related to the operating performance study ("59.9" program) included $15.9 million of severance and other employee related costs; $10.7 million of building and other asset writedowns; $2.8 million of consulting and legal fees; and $2.6 million of lease and other contract terminations related to bank branch closings and the consolidation of brokerage activities. These charges, totaling $32 million, were partially offset by net gains of $1.6 million related to the curtailment of the employee benefit plans affected by employee terminations, as previously discussed. Merger-related charges totaled $10.0 million, representing payments to three investment banking firms for providing services with respect to the merger between Meridian and CoreStates.


PROVISION FOR INCOME TAXES

     The provision for income taxes for 1995 was $84.6 million compared to $70.6 million for 1994. The effective tax rate, which is the ratio of income tax expense to income before income taxes, was 33% in 1995, up from 30% in 1994. The increase in the effective rate resulted from a decrease in tax-free income between the two years and the fact that $10.0 million of merger-related expenses in 1995 were non-deductible for tax purposes. The tax rate for both periods was less than the federal statutory rate of 35% primarily because of tax-exempt investment and loan income.

     At December 31, 1995, deferred tax assets amounted to $97.4 million and deferred tax liabilities amounted to $67.0 million, which are included in other assets and other liabilities, respectively. No valuation allowance has been established for deferred tax assets because management believes that it is more likely than not that the deferred tax assets will be realized.


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

     Total shareholders' equity was $1.31 billion at December 31, 1995 compared to $1.22 billion at the end of 1994, an increase of 8%. Net income for the year was $169.8 million and dividends declared during the year were $81.1 million, resulting in a common dividend payout ratio of 48%.

     Equity was impacted during 1994 and 1995 by two common stock purchase programs. First, in January 1994 the Board of Directors authorized the purchase of up to one million shares to satisfy both the company's obligations under the warrant to acquire 500,000 shares of Meridian's common stock issuable in connection with the acquisition of McGlinn Capital Management, and obligations under stock option and other employee benefit plans. The authorization was met during 1995 and 574,188 shares remained as treasury stock at December 31, 1995 compared to 525,336 shares at December 31, 1994. Secondly, in August 1994 the Board of Directors authorized the adoption of an Employee Stock Ownership Plan
(ESOP), and Meridian announced that the trustee for the ESOP would purchase two million shares of common stock in the market. Purchased shares will be used for distribution to employees of Meridian and its affiliated companies as part of an additional qualified plan of deferred compensation. As of December 31, 1995, the ESOP had purchased two million shares and 100,000 shares had been committed to be released to participants.

     Meridian's capital adequacy at December 31, 1995 can be determined by analyzing the capital ratios presented in Table 21. As can be seen in this table, Meridian's consolidated ratios at the end of 1995 exceeded all regulatory requirements. The risk-based capital ratio was 13.06% at December 31, 1995 compared to 12.73% at December 31, 1994. The ratio of tangible shareholders' equity to assets, which excludes $117.5 million of intangible assets (goodwill and core deposit intangibles) was 8.12% at December 31, 1995 compared to 7.23% at December 31, 1994. The risk-based capital ratios of each of Meridian's commercial banks also exceeded regulatory requirements at the end of 1995, as shown in the table.

     Federal Reserve Board regulations define a well-capitalized institution as having a Tier 1 capital ratio of 6% or more, a total risk-based capital ratio of 10% or more, and a leverage ratio of 5% or more. Consolidated ratios at December 31, 1995 exceeded these guidelines, as did the ratios of each of Meridian's commercial banks.

     The common stock of Meridian is traded in the over-the-counter market. The monthly average number of common shares traded in 1995 was 5.1 million compared to 3.9 million in 1994. Table 23 sets forth the high and low market price quotations for the periods indicated. Price quotations are available through the National Market System of the National Association of Securities Dealers Automated Quotation System. These prices represent quotations between dealers and do not include retail markups, markdowns or commissions, and may not represent actual transactions.

     Book value per common share was $23.24 at December 31, 1995 compared to a market value of $46.50 per share. The increase in Meridian's market value in the fourth quarter of 1995 resulted from the announcement of the proposed merger with CoreStates. Book value and market value at the end of 1994 were $21.50 and $26.63, respectively. The market to book value ratio was 200% at the end of 1995 compared to 124% one year ago. Meridian's market capitalization at December 31, 1995 was approximately $2.7 billion compared to $1.5 billion one year ago, an increase of 76%.

     After-tax unrealized gains on investment securities available for sale aggregated $7.5 million at December 31, 1995 compared to unrealized losses of $7.2 million at December 31, 1994. The impact of recording this unrealized gain in equity at the end of 1995 was an increase in book value per common share of $.13 and an increase of 5 basis points in the shareholders' equity to assets ratio. This impact compares to reductions of both $.13 in book value per common share and 5 basis points in the shareholders' equity to assets ratio at the end of 1994.

     Reference should be made to the Statement of Changes in Shareholders' Equity appearing in the Consolidated Financial Statements for a summary of the changes in total shareholders' equity for each of the years in the three-year period ended December 31, 1995.

INDUSTRY SEGMENTS

     Table 24 presents a summary of the operating results of Meridian's two reportable industry segments.

     Banking. The banking unit provides a full range of retail and corporate banking, and trust and asset management services to customers in the eastern half of Pennsylvania, as well as Delaware and southern New Jersey.

     The banking unit reported record income, before restructuring and merger-related charges, of $193.2 million in 1995 compared to net income of $155.7 million in 1994, an increase of 24%. After restructuring and merger-related charges of $35.4 million, ($26.5 million after-tax), net income was $166.6 million in 1995. An increase in trust revenues and service charges on deposit accounts contributed to an increase in non-interest income. The implementation of the recommendations of Meridian's operating performance study ("59.9" program), including significant reductions in staff levels, the restructuring and downsizing of Meridian's mortgage banking activities, and a reduction in FDIC deposit insurance premiums in the second half of 1995 contributed to the decline in non-interest expenses.

     Net interest income on a taxable-equivalent basis was $626.2 million in 1995 compared to $623.1 million in 1994, an increase of 1%. The net interest margin was 4.75% in 1995 compared to 4.85% in 1994. The net interest margin was impacted in 1995 by asset and liability repricing in an interest rate environment that was slightly higher than in 1994. In addition, the mix of interest-earning assets changed, as growth in the loan portfolio was funded by a decline in the investment portfolio.

     Loans outstanding at December 31, 1995 were $10.2 billion compared to $9.8 billion at the end of 1994, a 4% increase. Total deposits at December 31, 1995 were $11.1 billion compared to $11.3 billion at December 31, 1994. Changes in these categories are discussed in the "Loans" and "Deposits" sections.

     Securities. Meridian Securities underwrites, brokers and distributes securities to municipalities, institutional and individual investors. In addition, the unit buys, sells and securitizes mortgage loans and brokers loan servicing portfolios.

The unit also provides investment banking services by acting as financial advisors in facilitating municipal and corporate transactions in the capital markets.

     The securities unit reported income before restructuring charges of $6.4 million in 1995 compared to net income of $3.7 million in 1994. After restructuring charges of $5.0 million ($3.3 million after-tax), net income was $3.2 million in 1995. Net revenues increased by $7.3 million, or 15%. Net trading gains increased by $12.0 million between the two years. Financial market conditions in 1994 resulted in reduced trading volumes and a valuation adjustment of the trading portfolios. Operating expenses increased 8% between the two years, totaling $46.8 million in 1995 compared to $43.5 million in 1994.

     An analysis of the more significant components of revenues for the securities unit is as follows (dollars in thousands).



Net Trading Gains
- -----------------
                                        1995      1994
                                        ----      ----
Gains on Sales of Securities         $33,773   $21,165
Losses on Sales of Mortgage Loans    (  708)   (   63)
                                     -------   -------
Net Trading Gains                    $33,065   $21,102


Tender Option Bonds
- -------------------


Fees                                                      $ 7,166      $12,088
Average Net Spread Earned                                   3.04%        3.86%

Retail Brokerage Activity
- -------------------------

Number of Retail Trades
 Equity Securities                                         28,789       23,841
 Fixed Income Securities                                    2,432        2,564
Retail Commissions and Fees                               $ 3,763      $ 3,141

ANALYSIS OF 1994 COMPARED TO 1993

Financial Highlights. Net income was $159.4 million in 1994 compared to $157.8 million in 1993. Earnings per fully diluted share were $2.75 in 1994 compared to $2.74 in 1993. Both years included the effects of accounting changes which reduced net income in 1994 by $2.7 million or $.05 per share and increased net
income in 1993 by $7.2 million or $.13 per share.   These accounting changes
related to certain postemployment benefits in 1994 and income taxes in 1993. Income before accounting changes was $162.1 million in 1994 compared to $150.5 million in 1993, an increase of 8%. Earnings per fully diluted share before accounting changes increased by 7%, from $2.61 in 1993 to $2.80 in 1994.

The major changes in net income per fully diluted share between 1994 and 1993, and a discussion of such changes, is as follows.

Net income per fully diluted share in 1993                               $2.74

Increase(decrease)resulting from:

 Decline in net interest income                                           (.08)
 Decrease in provision for possible
   loan losses                                                             .53
 Decrease in non-interest income                                          (.81)
 Reduction in non-interest expenses                                        .46
 Increase in provision for income taxes                                   (.09)
 Increase in average shares outstanding                                   (.01)
                                                                         -----

Change in income before restructuring charges
 and cumulative effect of changes in accounting
 principles                                                                 --

Restructuring charges                                                      .19

Cumulative effect of changes in accounting
  principles                                                              (.18)
                                                                         -----

Net income per fully diluted share in 1994                               $2.75
                                                                         =====

     The returns on average assets and on average common shareholders' equity in 1994 were 1.10% and 13.26%, respectively, compared to 1.11% and 14.17%, respectively, in 1993.

     Total assets at December 31, 1994 were $15.1 billion compared to $14.1 billion at the end of 1993. Total loans increased 8% to $9.8 billion at December 31, 1994. Each of the major loan portfolios experienced growth over this time period. Total deposits were $11.4 billion at December 31, 1994 compared to $11.3 billion at December 31, 1993.

     The ratio of shareholders' equity to assets was 8.07% at December 31, 1994 compared to 8.42% at the end of 1993. Equity was impacted by Meridian's purchase of 1.8 million shares of common stock during 1994, as discussed previously. Meridian's risk-based capital ratio was 12.73% at December 31, 1994 compared to 13.67% at the end of 1993. Book value per common share was $21.50 at December 31, 1994 compared to $20.39 at year-end 1993.

     Net Interest Income and Related Assets and Liabilities. Net interest income on a taxable equivalent basis was $630.1 million in 1994 compared to $639.3 million in 1993. In 1994, the positive impact on net interest income of earning asset growth was offset by a 23 basis point decline in the net interest margin as a result of asset and liability repricing in the 1994 interest rate environment. The net interest margin was 4.73% in 1994 compared to 4.96% in 1993.

     Average interest-earning assets increased to $13.3 billion in 1994 from $12.9 billion in 1993, an increase of 3%. The mix of earning assets changed moderately, as a portion of loan growth was funded by reductions in investment securities. Loans accounted for 73% of average interest-earning assets in 1994 compared to 71% in 1993, while investment securities accounted for 25% and 26% of average interest-earning assets during 1994 and 1993, respectively.

     Average loans, including loans held for sale, increased 6% to $9.7 billion in 1994 from $9.2 billion in 1993. Growth occurred in the major loan categories, reflecting the improved economic environment within Meridian's marketplace. Average commercial loans increased 7%. Average consumer loans, primarily home equity and indirect automobile loans, increased 9% despite the fact that student loans totaling approximately $223 million were sold during the third quarter of 1994. Average residential mortgage loans increased 10%. Average loans held for sale declined by 24% between the two years. Deposit balances declined slightly in 1994 and averaged $11.2 billion compared to $11.3 billion in 1993.



     Provision for Possible Loan Losses and Related Credit Quality. The provision for possible loan losses was $28.1 million in 1994 compared to $58.8 million in 1993. The decline of $30.7 million resulted primarily from continued improvement in loan quality. The overall improvement in asset quality was also evident in a decrease of $3.7 million in writedowns and other expenses associated with foreclosed real estate, from $8.3 million in 1993 to $4.5 million in 1994. Net loans charged-off were $32.6 million in 1994 compared to $53.6 million in 1993. The balance in the allowance for possible loan losses was $169.4 million or 176% of non-performing loans at December 31, 1994 compared to $175.1 million and 117% at the end of 1993.

     Non-Interest Income. Non-interest income was $228.0 million in 1994 compared to $274.6 million in 1993, a decrease of 17%. Broker-dealer and investment banking revenues decreased by $26.5 million between the two years. Financial market conditions in 1994 resulted in reduced trading volumes and a valuation adjustment of the trading portfolios.
In addition, mortgage-banking fees declined by $18.5 million, reflecting lower origination and servicing volumes due to rising interest rates and the reduction in scope of Meridian's mortgage banking activities. Net gains from securities transactions decreased by $22.3 million between the two years. Included in the total for 1993 was a gain of $8.6 million on the sale of Meridian's common stock investment in Fidelity National Financial, Inc. This stock was acquired as part of the sale of Meridian's title insurance operations in 1992. A gain of $5.5 million was recognized in 1993 from the sale of investment securities available for sale in the first quarter of the year, mainly U.S. Treasury and federal agency securities with maturities of less than one year. Finally, a gain of $8.3 million was recognized in 1993 from the sale of some mortgage-backed investments acquired in the merger with Commonwealth Bancshares Corporation during the third quarter of 1993. An improvement in other revenues offset a portion of these declines. Trust revenues increased by $13.0 million between the two years, partially as a result of the acquisition of McGlinn Capital Management in July 1994. Service charges on deposits and fees for other customer services increased by $3.6 million over the prior year.

     Non-Interest Expenses. Non-interest expenses were $579.7 million in 1994 compared to $623.5 million in 1993, a decrease of $43.8 million, or 7%. Expenses declined by $23.3 million, or 4%, between the two years, exclusive of non-recurring merger expenses related to the Commonwealth acquisition in 1993 and expenses in both years related to the restructuring and downsizing of Meridian's mortgage banking activities. A decline in operating expenses in the securities unit and the mortgage banking function was the primary reason for the decrease in expenses.

     Salaries and benefits, which represent the largest component of non-interest expenses, were almost unchanged between the two years, totaling $297.5 million in 1994 compared to $296.1 million in 1993. Lower levels of expense in the mortgage banking and securities units offset an increase in the banking unit. Full-time equivalent employment was 6,939 at December 31, 1994 compared to 6,917 at the end of 1993.

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

     Other operating expenses were $198.1 million in 1994 compared to $229.3 million in 1993, a decrease of 14%. Almost half of the decline in expenses occurred in the mortgage banking function, where loan origination and servicing expense decreased by $7.0 million because of the reduction in scope of Meridian's mortgage banking activities. In addition, the provision for recourse servicing declined $5.1 million. With respect to mortgage servicing portfolios purchased with recourse, the provisions charged to operating expense were $10.5 million and $15.6 million in 1994 and 1993, respectively. Charge-offs and writedowns aggregated $4.1 million in 1994 and $13.8 million in 1993.

     FDIC deposit insurance expense decreased by $6.7 million between the two years. Other categories reflecting decreases between the two years included foreclosed real estate expenses, which declined by $3.7 million, and professional fees, mostly payments to outside consultants for enhancements to operating systems, which declined by $3.2 million. Partially offsetting these reductions were increases related to automated teller network charges and the amortization of intangible assets.

     A restructuring charge of $17.5 million was recorded in 1993 in the mortgage unit. This charge resulted from the restructuring plan approved by Meridian's Board of Directors and included:

     . Reserves of $7.9 million for anticipated cash outflows related to various contract termination, severance and legal and other sale-related costs.

     . Writedowns of $9.6 million to estimated fair market value of certain mortgage servicing intangibles and other related assets, which balances were then transferred to assets held for sale.

     Provision for Income Taxes. The effective tax rate was 30% in 1994, up from 28% in 1993. The tax rate for both periods was less than the federal statutory rate of 35% primarily because of tax-exempt investment and loan income.

     Quarterly Financial Data. Summarized quarterly financial data for 1995 and 1994 is presented in Table 25.

TABLE 1: NET INTEREST INCOME, AVERAGE BALANCES AND RATES
  (Dollars in Thousands)

                                                                          1995                                1994
                                                        ---------------------------------   ---------------------------------
                                                                        Interest  Average                   Interest  Average
                                                            Average      Income/   Yield/       Average      Income/   Yield/
                                                            Balance      Expense     Rate       Balance      Expense     Rate
                                                        -----------  -----------  -------   -----------  -----------  -------
ASSETS
Interest-Earning Assets
  Short-Term Investments
    Interest-Bearing Deposits in Other Banks............    $85,494       $5,293    6.19%      $103,016       $4,607    4.47%
    Federal Funds Sold and Securities Purchased
      Under Agreements to Resell........................     31,204        1,600     5.13        74,726        2,928     3.92
                                                        -----------  -----------  -------   -----------  -----------  -------
      Total Short-Term Investments......................    116,698        6,893     5.91       177,742        7,535     4.24
                                                        -----------  -----------  -------   -----------  -----------  -------
  Trading Account Assets (1)............................    278,797       20,736     7.44       136,550        9,250     6.77
  Investment Securities Available for Sale (1)..........    497,870       34,446     6.92       363,580       25,364     6.98
  Investment Securities
    Taxable.............................................  2,214,641      126,832     5.73     2,565,868      137,438     5.36
    Non-Taxable (1).....................................    291,686       24,572     8.42       338,260       28,070     8.30
                                                        -----------  -----------  -------   -----------  -----------  -------
      Total Investment Securities (1)...................  2,506,327      151,404     6.04     2,904,128      165,508     5.70
                                                        -----------  -----------  -------   -----------  -----------  -------
  Loans Held For Sale...................................    112,666       10,029     8.90       381,365       28,618     7.50
  Loans
    Commercial (1)......................................  6,071,274      559,995     9.22     5,636,223      460,234     8.17
    Real Estate-Residential.............................  1,261,614      104,643     8.29     1,099,542       89,905     8.18
    Consumer............................................  2,674,759      238,023     8.90     2,614,419      216,334     8.27
                                                        -----------  -----------  -------   -----------  -----------  -------
      Total Loans (2)................................... 10,007,647      902,661     9.02     9,350,184      766,473     8.20
                                                        -----------  -----------  -------   -----------  -----------  -------
 Total Interest-Earning Assets.......................... 13,520,005    1,126,169     8.33    13,313,549    1,002,748     7.53
   Allowance for Possible Loan Losses...................   (173,464)          --       --      (175,101)          --       --
   Non-Interest Earning Assets..........................  1,308,657           --       --     1,414,374           --       --
                                                        -----------  -----------  -------   -----------  -----------  -------
      Total Assets, Interest Income.....................$14,655,198   $1,126,169    7.68%   $14,552,822   $1,002,748    6.89%
                                                        ===========  -----------  -------   ===========  -----------  -------


LIABILITIES
Interest-Bearing Liabilities
  Interest-Bearing Deposits
    NOW Accounts........................................ $1,453,556      $25,628    1.76%    $1,481,798      $21,373    1.44%
    Savings Deposits....................................  1,731,223       42,926     2.48     1,943,411       41,666     2.14
    Money Market Deposit Accounts.......................  2,168,729       76,532     3.53     2,326,188       58,020     2.49
    Short-Term Time Deposits............................    581,279       25,598     4.40       732,817       23,783     3.25
    Long-Term Time Deposits.............................  2,744,894      160,353     5.84     2,505,410      113,921     4.55
    Certificates of Deposits of $100,000 or More........    695,890       40,690     5.85       497,080       24,493     4.93
                                                        -----------  -----------  -------   -----------  -----------  -------
      Total Interest-Bearing Deposits...................  9,375,571      371,727     3.96     9,486,704      283,256     2.99
                                                        -----------  -----------  -------   -----------  -----------  -------

  Short-Term Borrowings
    Federal Funds Purchased and Securities
      Sold Under Agreements to Repurchase...............  1,388,746       77,972     5.61     1,250,134       52,932     4.23
    Other Short-Term Borrowings.........................    226,018       13,454     5.95       213,265       10,194     4.78
                                                        -----------  -----------  -------   -----------  -----------  -------
      Total Short-Term Borrowings.......................  1,614,764       91,426     5.66     1,463,399       63,126     4.31
                                                        -----------  -----------  -------   -----------  -----------  -------
  Long-Term Debt and Other Borrowings...................    447,983       31,587     7.05       382,835       26,242     6.85
                                                        -----------  -----------  -------   -----------  -----------  -------
      Total Interest-Bearing Liabilities................ 11,438,318      494,740     4.33    11,332,938      372,624     3.29
                                                        -----------  -----------  -------   -----------  -----------  -------
Non-Interest Sources to Fund Interest-Earning Assets
  Non-Interest Bearing Deposits.........................  1,703,415           --       --     1,738,859           --       --
  Other Liabilities.....................................    272,323           --       --       278,815           --       --
  Shareholders' Equity..................................  1,241,142           --       --     1,202,210           --       --
                                                        -----------  -----------  -------   -----------  -----------  -------
      Total Non-Interest Sources to Fund
        Interest-Earning Assets.........................  3,216,880           --       --     3,219,884           --       --
                                                        -----------  -----------  -------   -----------  -----------  -------
      Total Liabilities and Shareholders' Equity,
        Interest Expense................................$14,655,198      494,740    3.38%   $14,552,822      372,624    2.56%
                                                        ===========  -----------  -------   ===========  -----------  -------
NET INTEREST INCOME.....................................                $631,429                            $630,124
                                                                     ===========                         ===========
  NET INTEREST SPREAD (3)...............................                            4.00%                               4.24%
  EFFECT OF NON-INTEREST  BEARING FUNDS.................                             0.67                                0.49
                                                                                  -------                             -------
  NET INTEREST MARGIN (4)...............................                            4.67%                               4.73%
                                                                                  =======                             =======
                                                                           1993
                                                         ---------------------------------
                                                                         Interest  Average
                                                             Average      Income/   Yield/
                                                             Balance      Expense     Rate
                                                         -----------  -----------  -------
ASSETS
Interest-Earning Assets
  Short-Term Investments
    Interest-Bearing Deposits in Other Banks............    $110,754       $3,874    3.50%
    Federal Funds Sold and Securities Purchased
      Under Agreements to Resell........................      53,681        2,262     4.21
                                                         -----------  -----------  -------
      Total Short-Term Investments......................     164,435        6,136     3.73
                                                         -----------  -----------  -------
  Trading Account Assets (1)............................     148,419       10,989     7.40
  Investment Securities Available for Sale (1)..........     668,299       49,202     7.36
  Investment Securities
    Taxable.............................................   2,368,231      135,749     5.73
    Non-Taxable (1).....................................     378,198       31,640     8.37
                                                         -----------  -----------  -------
      Total Investment Securities (1)...................   2,746,429      167,389     6.09
                                                         -----------  -----------  -------
  Loans Held For Sale...................................     499,585       36,405     7.29
  Loans
    Commercial (1)......................................   5,259,325      409,214     7.78
    Real Estate-Residential.............................   1,002,361       93,065     9.28
    Consumer............................................   2,406,796      211,341     8.78
                                                         -----------  -----------  -------
      Total Loans (2)...................................   8,668,482      713,620     8.23
                                                         -----------  -----------  -------
 Total Interest-Earning Assets..........................  12,895,649      983,741     7.63
   Allowance for Possible Loan Losses...................    (173,170)          --       --
   Non-Interest Earning Assets..........................   1,442,773           --       --
                                                         -----------  -----------  -------
      Total Assets, Interest Income..................... $14,165,252     $983,741    6.94%
                                                         ===========  -----------  -------


LIABILITIES
Interest-Bearing Liabilities
  Interest-Bearing Deposits
    NOW Accounts........................................  $1,320,401      $22,904    1.73%
    Savings Deposits....................................   1,756,208       40,456     2.30
    Money Market Deposit Accounts.......................   2,409,786       43,043     1.79
    Short-Term Time Deposits............................     891,432       32,579     3.65
    Long-Term Time Deposits.............................   2,643,194      116,915     4.42
    Certificates of Deposits of $100,000 or More........     587,603       27,925     4.75
                                                         -----------  -----------  -------
      Total Interest-Bearing Deposits...................   9,608,624      283,822     2.95
                                                         -----------  -----------  -------
  Short-Term Borrowings
    Federal Funds Purchased and Securities
      Sold Under Agreements to Repurchase...............     841,257       24,424     2.90
    Other Short-Term Borrowings.........................     191,122        6,094     3.19
                                                         -----------  -----------  -------
      Total Short-Term Borrowings.......................   1,032,379       30,518     2.96
                                                         -----------  -----------  -------
  Long-Term Debt and Other Borrowings...................     439,154       30,058     6.84
                                                         -----------  -----------  -------
      Total Interest-Bearing Liabilities................  11,080,157      344,398     3.11
                                                         -----------  -----------  -------
Non-Interest Sources to Fund Interest-Earning Assets
  Non-Interest Bearing Deposits.........................   1,694,358           --       --
  Other Liabilities.....................................     277,203           --       --
  Shareholders' Equity..................................   1,113,534           --       --
                                                         -----------  -----------  -------
      Total Non-Interest Sources to Fund
        Interest-Earning Assets.........................   3,085,095           --       --
                                                         -----------  -----------  -------
      Total Liabilities and Shareholders' Equity,
        Interest Expense................................ $14,165,252      344,398    2.43%
                                                         ===========  -----------  -------
NET INTEREST INCOME.....................................                 $639,343
                                                                      ===========
  NET INTEREST SPREAD (3)...............................                             4.52%
  EFFECT OF NON-INTEREST  BEARING FUNDS.................                              0.44
                                                                                   -------
  NET INTEREST MARGIN (4)...............................                             4.96%
                                                                                   =======

(1) The indicated interest income and average yields are presented on a taxable-equivalent basis. The taxable-equivalent adjustments included above are $15,747, $17,708, and $22,051 for 1995, 1994, and 1993,
     respectively. The effective tax rate used for the taxable-equivalent adjustments was 35% for all periods presented.

(2)  Loan fees of $11,028, $14,168, and $14,616 for 1995, 1994 and 1993,
     respectively, are included in interest income. Average loan balances include non-accruing loans.

(3) Net Interest Spread is the arithmetic difference between the yield on interest-earning assets and the rate paid on interest-bearing liabilities.

(4) Net Interest Margin is computed by dividing net interest income by average interest-earning assets.

TABLE 2:  VOLUME-RATE ANALYSIS OF CHANGES IN NET INTEREST INCOME
  (Dollars in Thousands)

                                                                 1995/1994 (2)
                                                     ---------------------------------------
                                                     Increase (Decrease) in Interest Income/
                                                           Expense Due To Changes In
                                                     ---------------------------------------
                                                         Volume         Rate          Total
                                                      ---------     --------      ---------
INTEREST INCOME
Short-Term Investments
  Interest-Bearing Deposits in Other Banks..........     ($876)        $1,562          $686
  Federal Funds Sold and Securities
    Purchased Under Agreements to Resell............    (2,050)           722        (1,328)
                                                      --------      --------      ---------
    Total Short-Term Investments....................    (2,926)         2,284          (642)
                                                      --------      --------      ---------
Trading Account Assets (1)..........................    10,489            997        11,486
Investment Securities Available for Sale (1)........     9,302           (220)        9,082
Investment Securities
  Taxable...........................................   (19,673)         9,067       (10,606)
  Non-Taxable (1)...................................    (3,900)           402        (3,498)
                                                      --------      --------      ---------
    Total Investment Securities (1).................   (23,573)         9,469       (14,104)
Loans Held For Sale.................................   (23,137)         4,548       (18,589)
Loans
  Commercial (1)....................................    37,434         62,327        99,761
  Real Estate-Residential...........................    13,506          1,232        14,738
  Consumer..........................................     5,043         16,646        21,689
                                                      --------      --------      ---------
    Total Loans ....................................    55,983         80,205       136,188
                                                      --------      --------      ---------
    Total Interest Income ..........................   $26,138        $97,283      $123,421
                                                      --------      --------      ---------
INTEREST EXPENSE
Total Interest-Bearing Deposits.....................   ($3,331)       $91,802       $88,471
Short-Term Borrowings
  Federal Funds Purchased and Securities Sold
    Under Agreements to Repurchase..................     6,351         18,689        25,040
  Other Short-Term Borrowings.......................       640          2,620         3,260
                                                      --------      --------      ---------
    Total Short-Term Borrowings.....................     6,991         21,309        28,300
                                                      --------      --------      ---------
Long-Term Debt and Other Borrowings.................     4,562            783         5,345
                                                      --------      --------      ---------
    Total Interest Expense..........................     8,222        113,894       122,116
                                                      --------      --------      ---------
Increase (Decrease) in Net Interest Income..........   $17,916       ($16,611)       $1,305
                                                      ========      ========      =========

                                                                   1994/1993 (2)
                                                      -----------------------------------------
                                                       Increase (Decrease) in Interest Income/
                                                              Expense Due To Changes In
                                                      -----------------------------------------
                                                           Volume        Rate        Total
                                                        ---------    --------    ---------
INTEREST INCOME
Short-Term Investments
  Interest-Bearing Deposits in Other Banks..........       ($285)       $1,018         $733
  Federal Funds Sold and Securities
    Purchased Under Agreements to Resell............         832          (166)         666
                                                        --------     --------    ---------
    Total Short-Term Investments....................         547           852        1,399
                                                        --------     --------    ---------
Trading Account Assets (1)..........................        (842)         (897)      (1,739)
Investment Securities Available for Sale (1)........     (21,413)       (2,425)     (23,838)
Investment Securities
  Taxable...........................................      10,832        (9,143)       1,689
  Non-Taxable (1)...................................      (3,308)         (262)      (3,570)
                                                        --------     --------    ---------
    Total Investment Securities (1).................       7,524        (9,405)      (1,881)
Loans Held For Sale.................................      (8,812)        1,025       (7,787)
Loans
  Commercial (1)....................................      30,021        20,999       51,020
  Real Estate-Residential...........................       8,500       (11,660)      (3,160)
  Consumer..........................................      17,655       (12,662)       4,993
                                                        --------     --------    ---------
    Total Loans ....................................      56,176        (3,323)      52,853
                                                        --------     --------    ---------
    Total Interest Income ..........................     $33,180      ($14,173)     $19,007
                                                        --------     --------    ---------
INTEREST EXPENSE
Total Interest-Bearing Deposits.....................     ($3,990)       $3,424        ($566)
Short-Term Borrowings
  Federal Funds Purchased and Securities Sold
    Under Agreements to Repurchase..................      14,667        13,841       28,508
  Other Short-Term Borrowings.......................         773         3,327        4,100
                                                        --------     --------    ---------
    Total Short-Term Borrowings.....................      15,440        17,168       32,608
                                                        --------     --------    ---------
Long-Term Debt and Other Borrowings.................      (3,860)           44       (3,816)
                                                        --------     --------    ---------
    Total Interest Expense..........................       7,590        20,636       28,226
                                                        --------     --------    ---------
Increase (Decrease) in Net Interest Income..........     $25,590      ($34,809)     ($9,219)
                                                        ========     ========    =========

(1) The indicated interest changes are presented on a taxable equivalent basis, using an effective tax rate of 35% for all periods presented.
(2) The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to the allocation.

TABLE 3: INTEREST RATE SENSITIVITY

December 31, 1995
(Dollars In Thousands)                                                              Maturity/Repricing Schedule
                                                           -------------------------------------------------------------------
                                                                Within     Two To    Four To   Seven To       Over
                                                                   One      Three      Six       Twelve     Twelve
                                                                 Month     Months     Months     Months     Months       Total
                                                           -------------------------------------------------------------------
Interest-Earning Assets
   Short-Term Investments and Trading Account Assets.......   $123,786    $93,676       $100       $194       $656    $218,412
   Investment Securities and Investment Securities
      Available for Sale...................................    190,358    218,367    304,180    563,670  1,351,543   2,628,118
   Loans...................................................  4,119,706    966,646    470,788    916,431  3,814,872  10,288,443
                                                           -------------------------------------------------------------------
      Total Interest-Earning Assets........................  4,433,850  1,278,689    775,068  1,480,295  5,167,071  13,134,973
                                                           -------------------------------------------------------------------


Funding Sources
   Interest-Bearing Deposits...............................  1,742,811    739,871  1,347,830  1,599,559  3,753,607   9,183,678
   Short-Term Borrowings...................................  1,518,181        -          -          -          -     1,518,181
   Long-Term Debt and Other Borrowings.....................      3,027     94,020        923      1,622    414,173     513,765
                                                           -------------------------------------------------------------------
      Total Interest-Bearing Liabilities...................  3,264,019    833,891  1,348,753  1,601,181  4,167,780  11,215,624
                                                           -------------------------------------------------------------------

Demand Deposits, Shareholders' Equity,
    and Other Non-Interest Bearing
    Funds, Net.............................................   (210,241)    72,560     57,436    (43,654) 2,043,248   1,919,349
Interest Rate Swaps........................................  1,058,000    311,238   (191,300)  (480,200)  (697,738)        -
Tender Option Bonds and Other Off-Balance Sheet Items......    136,244        149     12,016     10,695   (159,104)        -
                                                           -------------------------------------------------------------------
      Total Funding Sources................................  4,248,022  1,217,838  1,226,905  1,088,022  5,354,186 $13,134,973
                                                           --------------------------------------------------------===========
Interest Sensitivity Gap...................................    185,828     60,851   (451,837)   392,273   (187,115)
                                                           -------------------------------------------------------------
Cumulative Interest Sensitivity Gap........................    185,828    246,679   (205,158)   187,115
                                                           ---------------------------------------------
Cumulative Interest Sensitivity Gap as a
     Percent of Interest-Earning Assets....................        1.4%       1.9%      -1.6%       1.4%

  Table 4  OFF-BALANCE SHEET DERIVATIVES
           MATURITIES AND OTHER INFORMATION


  December 31, 1995
  (Dollars in Thousands)                                                                                               2000
                                                                                                                        and
  Consolidated Notional Amount                                     1996         1997         1998         1999       Beyond
                                                            -----------    ---------    ---------    ---------    ---------
    Related to Interest Rate Risk Management                 $1,114,565     $663,954     $524,209     $595,138     $216,228
    Related to Securities Unit (Broker-Dealer Activities)       324,742      137,052       85,769       58,608      524,377
                                                            -----------    ---------    ---------    ---------    ---------
      Consolidated Derivatives                               $1,439,307     $801,006     $609,978     $653,746     $740,605
                                                            ===========    =========    =========    =========    =========
  Related to Interest Rate Risk Management

    Interest Rate Swaps
    Fixed Rate Receive
          Notional Amount                                      $950,000     $400,006     $417,032      $50,000     $100,000
          Weighted Average Fixed Rate Receive                      6.07%        5.69%        5.66%        6.57%        5.78%
          Weighted Average Floating Rate Pay                       5.84%        5.91%        5.89%        5.93%           -

    Floating Rate Receive and Pay -- Basis Swaps
          Notional Amount                                       100,000      150,000            -            -            -
          Weighted Average Floating Rate Receive                   5.94%        5.90%           -            -            -
          Weighted Average Floating Rate Pay                       5.79%        5.92%           -            -            -

    Purchased Interest Rate Floors
          Notional Amount                                             -      100,000            -      425,000            -
          Weighted Average Rate                                       -         7.00%           -        6.50%            -

    Interest Rate Collars
          Notional Amount                                             -            -      100,000      100,000            -
          Weighted Average Rate on Floors                             -            -         6.25%        6.00%           -
          Weighted Average Rate on Caps                               -            -         8.12%        8.80%           -

    Notional Amount of Other Contracts
          Interest Rate Caps and Floors for Customers            30,831       13,948        7,177       20,138      116,228
          Other                                                  33,734            -            -            -            -
                                                            -----------    ---------    ---------    ---------    ---------
  Total Interest Rate Risk Management                        $1,114,565     $663,954     $524,209     $595,138     $216,228
                                                            ===========    =========    =========    =========    =========

December 31, 1995                                                                                          Net
(Dollars in Thousands)                                                                              Unrealized
                                                                          Unrealized   Unrealized        Gains
Consolidated Notional Amount                                      Total        Gains       Losses      (Losses)
                                                            -----------   ----------   ----------    ----------
  Related to Interest Rate Risk Management                   $3,114,094      $31,694      ($2,544)     $29,150
  Related to Securities Unit (Broker-Dealer Activities)       1,130,548       11,216       (2,994)       8,222
                                                            -----------    ---------    ---------    ---------
    Consolidated Derivatives                                 $4,244,642      $42,910      ($5,538)     $37,372
                                                            ===========    =========    =========    =========
Related to Interest Rate Risk Management

  Interest Rate Swaps
  Fixed Rate Receive
        Notional Amount                                      $1,917,038       $9,545      ($2,544)      $7,001
        Weighted Average Fixed Rate Receive                        5.81%
        Weighted Average Floating Rate Pay                         5.86%

  Floating Rate Receive and Pay -- Basis Swaps
        Notional Amount                                         250,000            -            -            -
        Weighted Average Floating Rate Receive                     5.91%
        Weighted Average Floating Rate Pay                         5.86%

  Purchased Interest Rate Floors
        Notional Amount                                         525,000       17,453            -       17,453
        Weighted Average Rate                                      6.60%

  Interest Rate Collars
        Notional Amount                                         200,000        4,696            -        4,696
        Weighted Average Rate on Floors                            6.13%
        Weighted Average Rate on Caps                              8.46%

  Notional Amount of Other Contracts
        Interest Rate Caps and Floors for Customers             188,322            -            -            -
        Other                                                    33,734            -            -            -
                                                            -----------   ----------   ----------    ---------
Total Interest Rate Risk Management                          $3,114,094      $31,694      ($2,544)     $29,150
                                                            ===========   ==========   ==========    =========

  Notes
  1. Maturity information reflects contractual terms based on interest rates in effect at December 31, 1995.
  2. Fixed rate receive swaps contain $100 million of swaps starting forward in January 1996. The variable rate will be determined at the time the swap begins.
  3. Fixed rates shown are raises over the life of the swaps; floating rates represent rates in effect at December 31, 1995.
  4. Fixed rates receive swaps contain $157 million of indexed amortizing swaps, where amortization of the notional amount is dependent upon the level of short term interests rates.
  5. Basis swaps are based on the receipt of three month LIBOR and the payment of one month LIBOR.
  6. Weighted average rates shown for purchased floors are the exercise rates; payments would be received when market rates are below these predetermined exercise rates.
  7. Interest rate collars combine the purchase of a floor with the sale of a cap; payments would be received when market rates are below a predetermined level and payments would be made when market rates are above a predetermined level.
  8. Other contracts include customer caps and floors, forward delivery instruments to manage risks from mortgage operations, and foreign exchange contracts.

  Related to Securities Unit (Broker-Dealer Activities)
                              ------------------------

    Interest Rate Swaps
      Fixed Rate Receive
          Notional Amount                                              -            -            -            -       $8,000
          Weighted Average Fixed Rate Receive                          -            -            -            -         7.09%
          Weighted Average Floating Rate Pay                           -            -            -            -         5.92%

    Tender Option Bonds
          Notional Amount                                        $53,426      $93,100      $15,485       $2,595       43,497
          Weighted Average Fixed Rate Receive                       8.27%        7.88%        8.00%        6.75%        8.04%
          Weighted Average Floating Rate Pay                        4.46%        4.49%        4.32%        4.63%        5.63%

    Treasury Float Contracts                                      41,289       39,115       64,568       52,980      425,786

    Commitments to Purchase or
      Sell Mortgages and Securities                              230,027        4,837        5,716        3,033       47,094
                                                             -----------   ----------   ----------   ----------    ---------
    Total Securities Unit                                       $324,742     $137,052      $85,769      $58,608     $524,377
                                                             ===========   ==========   ==========   ==========    =========

 Interest Rate Swaps
   Fixed Rate Receive
       Notional Amount                                          $8,000          $654            -         $654
       Weighted Average Fixed Rate Receive                        7.09%
       Weighted Average Floating Rate Pay                         5.92%

 Tender Option Bonds
       Notional Amount                                         208,103         5,024         ($29)       4,995
       Weighted Average Fixed Rate Receive                        7.94%
       Weighted Average Floating Rate Pay                         4.59%

 Treasury Float Contracts                                      623,738           884            -          884

 Commitments to Purchase or
   Sell Mortgages and Securities                               290,707         4,654       (2,965)       1,689
                                                            ----------   -----------   ----------   ----------
 Total Securities Unit                                      $1,130,548       $11,216      ($2,994)      $8,222
                                                            ==========   ===========   ==========   ==========

  Notes
  1. Maturity information reflects expected maturity based on interest rates in effect at December 31, 1995.
  2. Fixed rates shown are rates over the life of the swaps; floating rates represent rates in effect at December 31, 1995.

  Table 4  OFF-BALANCE SHEET DERIVATIVES
           MATURITIES AND OTHER INFORMATION

 December 31, 1994
  (Dollars in Thousands)                                                                                                    1999
                                                                                                                             and
  Consolidated Notional Amount                                          1995         1996         1997         1998       Beyond
  ----------------------------                                    ----------   ----------   ----------   ----------   ----------
    Related to Interest Rate Risk Management                        $968,908   $1,153,200     $768,700     $310,700     $482,903
    Related to Securities Unit (Broker-Dealer Activities)            352,889      123,073      132,517       88,992      843,238
                                                                  ----------   ----------   ----------   ----------   ----------
      Consolidated Derivatives                                    $1,321,797   $1,276,273     $901,217     $399,692   $1,326,141
                                                                  ==========   ==========   ==========   ==========   ==========
  Related to Interest Rate Risk Management
  ----------------------------------------
    Interest Rate Swaps
      Fixed Rate Receive
          Notional Amount                                           $850,000   $1,150,000     $535,000     $300,000            -
          Weighted Average Fixed Rate Receive                           5.51%        5.54%        5.58%        5.30%           -
          Weighted Average Floating Rate Pay                            6.25%        6.09%        5.89%        5.88%           -

      Fixed Rate Pay
          Notional Amount                                             50,000            -            -            -            -
          Weighted Average Floating Rate Receive                        8.50%           -            -            -            -
          Weighted Average Fixed Rate Pay                               6.81%           -            -            -            -

    Purchased Interest Rate Floors
          Notional Amount                                                  -            -      200,000            -     $300,000
          Weighted Average Rate                                            -            -         7.50%           -         6.67%

    Notional Amount of Other Contracts
          Interest Rate Caps and Floors for Customers                 36,600        3,200       33,700       10,700      182,903
          Other                                                       32,308            -            -            -            -
                                                                  ----------   ----------   ----------   ----------   ----------
  Total Interest Rate Risk Management                               $968,908   $1,153,200     $768,700     $310,700     $482,903
                                                                  ----------   ----------   ----------   ----------   ----------

  December 31, 1994                                                                                             Net
  (Dollars in Thousands)                                                                                 Unrealized
                                                                               Unrealized   Unrealized        Gains
  Consolidated Notional Amount                                         Total        Gains       Losses     (Losses)
  ----------------------------                                    ----------   ----------   ----------   ----------
    Related to Interest Rate Risk Management                      $3,684,411       $1,260    ($101,793)   ($100,533)
    Related to Securities Unit (Broker-Dealer Activities)          1,540,709       12,918       (3,840)       9,078
                                                                  ----------   ----------   ----------   ----------
      Consolidated Derivatives                                    $5,225,120      $14,178    ($105,633)    ($91,455)
                                                                  ==========   ==========   ==========   ==========
  Related to Interest Rate Risk Management

    Interest Rate Swaps
      Fixed Rate Receive
          Notional Amount                                         $2,835,000            -    ($101,491)   ($101,491)
          Weighted Average Fixed Rate Receive                           5.52%
          Weighted Average Floating Rate Pay                            6.08%

      Fixed Rate Pay
          Notional Amount                                             50,000         $905            -          905
          Weighted Average Floating Rate Receive                        8.50%
          Weighted Average Fixed Rate Pay                               6.81%

    Purchased Interest Rate Floors
          Notional Amount                                            500,000          355         (282)          73
          Weighted Average Rate                                         7.00%

    Notional Amount of Other Contracts
          Interest Rate Caps and Floors for Customers                267,103            -            -            -
          Other                                                       32,308            -          (20)         (20)
                                                                  ----------   ----------   ----------   ----------
  Total Interest Rate Risk Management                             $3,684,411       $1,260    ($101,793)   ($100,533)
                                                                  ----------   ----------   ----------   ----------

  Notes
  1. Maturity information reflects contractual terms based on interest rates in effect at December 31, 1994.
  2.  Fixed rate receive swaps convert retail deposits to floating rates.
  3. Fixed rates shown are rates over the life of the swaps; floating rates represent rates in effect at December 31, 1994.
  4. Fixed rate receive swaps contain (1) $225 million of indexed amortizing swaps, where amortization of the notional amount is dependent upon the level of short term interest rates and (2) $50 million of forward starting swaps.
  5. Weighted average rates shown for purchased floors are the exercise rates; payments will be received when market rates are below these predetermined exercise rates.
  6. Other contracts include customer caps and floors, forward delivery instruments to manage risks from mortgage operations, and foreign exchange contracts.

  Related to Securities Unit (Broker-Dealer Activities)
  -----------------------------------------------------
    Interest Rate Swaps
      Fixed Rate Receive
          Notional Amount                                                  -            -            -            -       $8,000
          Weighted Average Fixed Rate Receive                              -            -            -            -         7.09%
          Weighted Average Floating Rate Pay                               -            -            -            -         4.85%

    Tender Option Bonds
          Notional Amount                                            $51,236      $73,310      $84,710       $3,195       43,497
          Weighted Average Fixed Rate Receive                           8.08%        7.94%        7.85%        6.75%        8.04%
          Weighted Average Floating Rate Pay                            3.74%        3.84%        4.16%        4.75%        3.81%

    Treasury Float Contracts                                         110,205       44,065       42,970       82,221      741,614

    Commitments to Purchase or
      Sell Mortgages and Securities                                  191,448        5,698        4,837        3,576       50,127
                                                                   ---------    ---------    ---------     --------    ---------
  Total Securities Unit                                             $352,889     $123,073     $132,517      $88,992     $843,238
                                                                   =========    =========    =========     ========    =========
  Related to Securities Unit (Broker-Dealer Activities)
  -----------------------------------------------------
    Interest Rate Swaps
      Fixed Rate Receive
          Notional Amount                                               $8,000            -        ($320)       ($320)
          Weighted Average Fixed Rate Receive                             7.09%
          Weighted Average Floating Rate Pay                              4.85%

    Tender Option Bonds
          Notional Amount                                              255,948       $7,513       (1,804)       5,709
          Weighted Average Fixed Rate Receive                             7.94%
          Weighted Average Floating Rate Pay                              3.93%

    Treasury Float Contracts                                         1,021,075        4,345            -        4,345

    Commitments to Purchase or
      Sell Mortgages and Securities                                    255,686        1,060       (1,716)        (656)
                                                                    ----------      -------      -------       ------
  Total Securities Unit                                             $1,540,709      $12,918      ($3,840)      $9,078
                                                                    ==========      =======      =======       ======

  Notes
  1. Maturity information reflects expected maturity based on interest rates in effect at December 31, 1994.
  2. Fixed rates shown are rates over the life of the swaps; floating rates represent rates in effect at December 31, 1994.

Table 5:  ACTIVITY IN DERIVATIVES RELATED TO INTEREST RATE RISK MANAGEMENT


NOTIONAL AMOUNTS
(Dollars in Thousands)
                               FIXED RATE        FIXED RATE
                             RECEIVE SWAPS     RECEIVE SWAPS   FIXED RATE     BASIS     PURCHASED
                              OUTSTANDING      FORWARD START    PAY SWAPS     SWAPS       FLOORS       COLLARS        TOTAL
                             --------------    --------------  ----------    --------   -----------   ---------      ----------
December 31, 1993                $2,060,000          $150,000    $100,000           -             -           -      $2,310,000

Maturities                         (550,000)                -     (50,000)          -             -           -        (600,000)
Terminations                       (225,000)                -           -           -             -           -        (225,000)
New contracts                       875,000           525,000           -           -      $500,000           -       1,900,000
Forwards becoming effective         625,000          (625,000)          -           -             -           -               -
                             --------------    --------------  ----------    --------   -----------   ---------      ----------
December 31, 1994                 2,785,000            50,000      50,000           -       500,000           -       3,385,000

Maturities                         (992,962)                -     (50,000)          -             -           -      (1,042,962)
Terminations                       (275,000)                -           -           -      (100,000)          -        (375,000)
New contracts                       200,000           150,000           -    $250,000       125,000    $200,000         925,000
Forwards becoming effective         100,000          (100,000)          -           -             -           -               -
                             --------------    --------------  ----------    --------   -----------   ---------      ----------
December 31, 1995                $1,817,038          $100,000           -    $250,000      $525,000    $200,000      $2,892,038
                             ==============    ==============  ==========    ========   ===========   =========      ==========

TABLE 6 LOANS
   December 31
   (Dollars in Thousands)

                                                   1995                1994                1993               1992
                                             -----------------   ----------------    ---------------    ----------------
                                                 Amount     %        Amount    %         Amount   %         Amount   %
                                             ----------    ---   ----------   ---    ----------  ---     ---------  ---
Commercial Loans
  Real Estate -
    Commercial Mortgage..................    $1,665,138     17%  $1,702,816     17%  $1,632,092    18%  $1,593,867    19%
  Real Estate -
    Construction.........................       227,867      2      278,271      3      272,774     3      314,356     4
  Commercial, Financial
    and Agricultural.....................     4,171,780     41    3,966,785     41    3,564,387    40    3,379,190    39
                                            -----------    ---   ----------    ---   ----------   ---   ----------   ---
     Total Commercial Loans..............     6,064,785     60    5,947,872     61    5,469,253    61    5,287,413    62
                                            -----------    ---   ----------    ---   ----------   ---   ----------   ---
Real Estate - Residential................     1,297,353     13    1,217,142     12      993,459    11    1,057,576    12
Consumer Loans
  Real Estate -
    Home Equity..........................     1,137,360 (1) 11      744,022      8      680,440     7      581,500     7
  Revolving Credit.......................       148,757      1      110,049      1       79,613     1       77,847     1
  Other Consumer Loans...................     1,515,596     15    1,744,438     18    1,787,422    20    1,588,091    18
                                            -----------    ---   ----------    ---   ----------   ---   ----------   ---
     Total Consumer Loans................     2,801,713     27    2,598,509     27    2,547,475    28    2,247,438    26
                                            -----------    ---   ----------    ---   ----------   ---   ----------   ---
         Total Loans, Net of
         Unearned Discount...............   $10,163,851    100%  $9,763,523    100%  $9,010,187   100%  $8,592,427   100%
                                            ===========    ===   ==========    ===   ==========   ===   ==========   ===
                                                     1991
                                             ---------------------
                                                 Amount         %
                                             ----------        ---
Commercial Loans
  Real Estate -
    Commercial Mortgage..................    $1,537,936        18%
  Real Estate -
    Construction.........................       442,462         5
  Commercial, Financial
    and Agricultural.....................     3,386,655        40
                                            -----------       ---
     Total Commercial Loans..............     5,367,053        63
                                            -----------       ---
Real Estate - Residential................     1,285,102        15
Consumer Loans
  Real Estate -
    Home Equity..........................       482,172         5
  Revolving Credit.......................        67,257         1
  Other Consumer Loans...................     1,351,818        16
                                            -----------       ---
     Total Consumer Loans................     1,901,247        22
                                            -----------       ---
         Total Loans, Net of
         Unearned Discount...............    $8,553,402       100%
                                            -----------       ---

(1) Includes $347 million of loans transferred from "Other Consumer Loans" during 1995.

TABLE 7: COMMERCIAL LOAN MATURITIES AND INTEREST SENSITIVITY
- ------------------------------------------------------------
December 31, 1995
(Dollars in Thousands)

                                                    One Year   One Through      Over         Total
                                                     or Less    Five Years   Five Years      Loans
                                                   ----------- ------------ ------------  -----------
Commercial, Financial and Agricultural
  (includes Real Estate-Commercial Mortgage)....... $2,446,062   $1,819,817   $1,571,039   $5,836,918
Real Estate Construction...........................    134,114       93,753            -      227,867
                                                   ----------- ------------ ------------  -----------

    Total.......................................... $2,580,176   $1,913,570   $1,571,039   $6,064,785
                                                   =========== ============ ============  ===========

Loans with Predetermined Rates.....................   $508,319     $970,152     $850,809   $2,329,280
Loans with Variable Rates..........................  2,071,857      943,418      720,230    3,735,505
                                                   ----------- ------------ ------------  -----------

    Total.......................................... $2,580,176   $1,913,570   $1,571,039   $6,064,785
                                                   =========== ============ ============  ===========

The maturity of loans is based upon contractual terms. Meridian may, however, extend the stated maturity at prevailing rates and terms for economic and market reasons.

TABLE 8 SECURITIES YIELDS BY MATURITY

December 31, 1995
(Dollars in Thousands)

                                                                                          After                     After
                                                                                         One Year                 Five Years
                                                             Within                     But Within                But Within
                                                            One Year                    Five Years                Ten Years
                                                   --------------------------     ---------------------      --------------------
                                                       Amount        Yield          Amount     Yield          Amount     Yield
                                                   -------------  -----------     ----------- ---------      ----------  --------
Investment Securities
  United States Government Securities.............      $112,223        4.97%         $90,964     6.34%               -         -
  Mortgage-Backed Securities
    Collateralized Mortgage Obligations                  180,474        5.40          571,134     5.54                -         -
    Other.........................................             -            -                -        -               -         -
                                                   -------------  -----------     ----------- ---------      ----------  --------
      Total Mortgage-Backed Securities............       180,474        5.40          571,134     5.54                -         -
  State and Municipal Securities..................        53,069        7.99           94,365     8.19         $92,631      7.65%
  Other Securities................................        32,472 (1)   11.38           84,779     5.19                -         -
                                                   -------------  -----------     ----------- ---------      ----------  --------
     Total Carrying Value.........................      $378,238        6.15%        $841,242     5.89%        $92,631      7.65%
                                                   =============  ===========     =========== =========      ==========  ========

Investment Securities Available For Sale
  United States Government Securities.............      $294,491        4.86%        $394,905     6.12%         $1,919      6.88%
  Mortgage-Backed Securities
    Collateralized Mortgage Obligations                   11,252        4.69          251,733     5.84          61,243      6.21
    Other.........................................        31,038        7.62           68,766     5.96          30,505      6.91
                                                   -------------  -----------     ----------- ---------      ----------  --------
      Total Mortgage-Backed Securities:                   42,290        6.84          320,499     5.87          91,748      6.44
  State and Municipal Securities..................         8,556       11.06            4,886     8.35           1,184      7.95
  Other Securities................................        65,007 (1)    6.43           15,430     6.46           2,358      7.63
                                                   -------------  -----------     ----------- ---------      ----------  --------
     Total Carrying Value.........................      $410,344        5.44%        $735,720     6.03%        $97,209      6.49%
                                                   =============  ===========     =========== =========      ==========  ========

                                                              After
                                                            Ten Years                     Total
                                                   --------------------------     ---------------------
                                                       Amount        Yield          Amount      Yield
                                                   -------------  -----------     ----------- ---------
Investment Securities
  United States Government Securities..........                -            -        $203,187     5.58%
  Mortgage-Backed Securities
    Collateralized Mortgage Obligations                   $2,207        7.81%         753,815      5.51
    Other......................................                -            -                -        -
                                                   -------------  -----------     ----------- ---------
      Total Mortgage-Backed Securities.........            2,207         7.81         753,815      5.51
  State and Municipal Securities...............           24,230        10.23         264,295      8.15
  Other Securities.............................                -         0.00         117,251      6.90
                                                   -------------  -----------     ----------- ---------
     Total Carrying Value......................          $26,437        10.03%     $1,338,548      6.17%
                                                   =============  ===========     =========== =========
Investment Securities Available For Sale
  United States Government Securities..........             $286         7.63%       $691,601      5.58%
  Mortgage-Backed Securities
    Collateralized Mortgage Obligations                  $12,175         8.64         336,403      5.97
    Other......................................           24,599         5.65         154,908      6.43
                                                   -------------  -----------     ----------- ---------
      Total Mortgage-Backed Securities:                   36,774         6.64         491,311      6.12
  State and Municipal Securities...............            9,135         8.49          23,761      9.36
  Other Securities.............................              102         7.47          82,897      6.47
                                                   -------------  -----------     ----------- ---------
     Total Carrying Value......................          $46,297         7.01%     $1,289,570      5.91%
                                                   =============  ===========     =========== =========

The weighted average yields are based on carrying value with effective yields weighted for the contractual or expected maturity of each security. Where applicable, yields are calculated on a taxable equivalent using a 35% tax rate.

(1) Includes primarily stock and other securities with no stated maturity.

TABLE 9:  DEPOSITS BY MAJOR CLASSIFICATION

December 31,
(Dollars in Thousands)
                                                          1995                    1994                    1993
                                                   ------------------      -------------------     ------------------
                                                     Amount       %          Amount       %          Amount       %
                                                   ----------   -----      ----------   -----      ----------   -----
Non-Interest Bearing Deposits..................... $1,966,168     18%      $1,998,660     18%      $1,849,425     16%
NOW Accounts......................................  1,502,470     13        1,523,834     13        1,467,758     13
Savings Deposits..................................  1,632,018     15        1,846,758     16        1,867,011     17
Money Market Deposit Accounts.....................  2,164,762     19        2,287,039     20        2,385,937     21
Short-Term Time Deposits..........................    553,188      5          638,823      6          794,012      7
Long-Term Time Deposits...........................  2,741,885     25        2,586,443     23        2,504,231     22
Certificates of Deposit of $100,000 or More.......    589,355      5          498,010      4          477,777      4
                                                  -----------   -----     -----------   -----     -----------   -----
    Total.........................................$11,149,846    100%     $11,379,567    100%     $11,346,151    100%
                                                  ===========   =====     ===========   =====     ===========   =====

TABLE 10:  DEPOSITS BY TYPE OF DEPOSITOR

                                                  -----------------------------------------
 December 31,                                              1995          1994          1993
(Dollars in Thousands)                            ------------- ------------- -------------
Individuals, Partnerships and Corporations........  $10,653,468   $10,901,797   $10,755,408
United States Government..........................       39,216        25,817        21,652
State and Political Subdivisions..................      333,135       324,697       400,539
Commercial Banks..................................       45,049        31,351        54,002
Other.............................................       78,978        95,905       114,550
                                                  ------------- ------------- -------------
    Total.........................................  $11,149,846   $11,379,567   $11,346,151
                                                  ============= ============= =============

TABLE 11:  MATURITY OF CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

                                               ---------------------------------
December 31,                                        1995        1994        1993
(Dollars in Thousands)                         ---------   ---------   ---------

Three Months or Less...........................$393,677    $298,217    $230,855
Over Three Through Six Months..................  73,079      62,976      65,383
Over Six Through Twelve Months.................  53,375      65,129      52,868
Over Twelve Months.............................  69,224      71,688     128,671
                                               ---------   ---------   ---------
    Total......................................$589,355    $498,010    $477,777
                                               =========   =========   =========

TABLE 12:  ALLOWANCE FOR POSSIBLE LOAN LOSSES
(Dollars in Thousands)

                                                            1995         1994         1993         1992         1991
                                                  --------------- ------------ ------------ ------------ ------------
Balance at Beginning of Period....................      $169,402     $175,078     $166,842     $179,747     $157,785
                                                  --------------- ------------ ------------ ------------ ------------
Additions (Deductions)
  Acquired Allowances.............................             -        1,168        3,094        2,154            -
  Other Deductions................................             -       (2,377)           -            -            -
                                                  --------------- ------------ ------------ ------------ ------------
  Loans Charged-Off
    Commercial (includes Commercial Real Estate)..       (39,573)     (31,897)     (48,751)     (91,725)     (71,724)
    Real Estate - Residential.....................        (3,999)      (9,301)      (1,593)        (802)        (416)
    Consumer......................................       (16,683)     (11,035)     (14,486)     (14,178)     (21,951)
                                                  --------------- ------------ ------------ -------------------------
      Total Loans Charged-Off.....................       (60,255)     (52,233)     (64,830)    (106,705)     (94,091)
                                                  --------------- ------------ ------------ ------------ ------------
  Recoveries on Charged-Off Loans
    Commercial (includes Commercial Real Estate)..         9,666       14,383        6,570        5,976        2,949
    Real Estate - Residential.....................           191          460          163           57           15
    Consumer......................................         5,770        4,837         4458        4,517        4,099
                                                  --------------- ------------ ------------ ------------ ------------
      Total Recoveries on Charged-Off Loans.......        15,627       19,680       11,191       10,550        7,063
                                                  --------------- ------------ ------------ ------------ ------------
  Net Loans Charged-Off...........................       (44,628)     (32,553)     (53,639)     (96,155)     (87,028)
                                                  --------------- ------------ ------------ ------------ ------------
  Provision Charged to Operating Expense..........        39,377       28,086       58,781       81,096      108,990
                                                  --------------- ------------ ------------ ------------ ------------
Balance at End of Period..........................      $164,151     $169,402     $175,078     $166,842     $179,747
                                                  =============== ============ ============ ============ ============


Average Loans.....................................   $10,007,647   $9,350,184   $8,668,482   $8,442,214   $8,839,384
Loans at Year End.................................   $10,163,851   $9,763,523   $9,010,187   $8,592,427   $8,553,402
Net Loans Charged-Off To
   Average Loans..................................          0.45%        0.35%        0.62%        1.14%        0.98%
   Loans at Year-End..............................          0.44         0.33         0.60         1.12         1.02
   Allowance for Possible Loan Losses.............         27.19        19.22        30.64        57.63        48.42
   Provision for Possible Loan Losses.............        113.34       115.90        91.25       118.57        79.85
Allowance for Possible Loan Losses to
   Average Loans..................................          1.64         1.81         2.02         1.98         2.03
   Loans at Year-End..............................          1.62         1.74         1.94         1.94         2.10

TABLE 13:  ALLOCATION OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                 -------------------------------------------------------------------------------------------
December 31,                              1995                    1994                   1993                   1992
(Dollars in Thousands)           ----------------------   --------------------   --------------------   --------------------
                                   Amount       % Loans     Amount     % Loans     Amount     % Loans      Amount    % Loans
                                 -----------    -------   ----------   -------   ----------   -------   ----------   -------
Commercial....................      $91,098         59%     $88,309        61%    $100,511        61%    $116,263 (1)    62%
Real Estate - Residential.....       12,577         13       11,276        12        7,000        11          706        12
Consumer......................       15,567         28       14,864        27       20,958        28       19,941        26
Unallocated...................       44,909          -       54,953         -       46,609         -       29,932 (1)     -
                                 -----------    -------   ----------   -------   ----------   -------   ----------   -------
    Total.....................     $164,151        100%    $169,402       100%    $175,078       100%    $166,842 (1)   100%
                                 ===========    =======   ==========   =======   ==========   =======   ==========   =======

                                   --------------------
December 31,                               1991
(Dollars in Thousands)             --------------------
                                      Amount    % Loans
                                   ---------    -------
Commercial....................       $63,379        63%
Real Estate - Residential.....           867        15
Consumer......................        17,953        22
Unallocated...................        97,548         -
                                   ---------    -------
    Total.....................      $179,747       100%
                                   =========    =======

(1) Beginning in 1992, the method of allocating the allowance to individual commercial loans was changed. Allocations are now based primarily on historical chargeoff experience for each credit risk category of commercial loans.

TABLE 14: CREDIT QUALITY

December 31
(Dollars in Thousands)
                                                     1995         1994        1993        1992        1991
                                                 -----------  -----------------------------------------------
Non-Accrual Loans
  Commercial
    Real Estate - Commercial Mortgage............    $36,771      $32,521     $41,761     $49,006     $49,198
    Real Estate - Construction...................      1,056        3,000      13,761      38,434      61,844
    Commercial, Financial and Agricultural.......     25,087       42,899      59,882      76,886      95,763
                                                 -----------  -----------------------------------------------
      Total Commercial...........................     62,914       78,420     115,404     164,326     206,805
  Real Estate - Residential......................     12,380       16,370      29,843      18,105      10,857
  Consumer.......................................        606          233       1,162       1,149         714
                                                 -----------  -----------------------------------------------
      Total Non-Accrual Loans....................     75,900       95,023     146,409     183,580     218,376
                                                 -----------  -----------------------------------------------
Restructured Loans
    Real Estate - Commercial Mortgage............        744          761         908           -       3,127
    Real Estate - Construction...................         26           33       1,419          46          53
    Commercial, Financial and Agricultural.......         78          351       1,004         846       3,077
                                                 -----------  -----------------------------------------------
      Total Restructured Loans...................        848        1,145       3,331         892       6,257
                                                 -----------  -----------------------------------------------
        TOTAL NON-PERFORMING LOANS...............     76,748       96,168     149,740     184,472     224,633
                                                 -----------  -----------------------------------------------
Assets Acquired in Foreclosures
    Foreclosed Real Estate.......................     12,530       23,392      29,497      28,811      20,733
    Assets Related to Consumer Loans.............      2,815        2,178       1,265       2,235       1,694
                                                 -----------  -----------------------------------------------
      Total Assets Acquired......................     15,345       25,570      30,762      31,046      22,427
                                                 -----------  -----------------------------------------------
        TOTAL NON-PERFORMING ASSETS..............    $92,093     $121,738    $180,502    $215,518    $247,060
                                                 ===========  ===============================================
Allowance for Possible Loan Losses
  as a Percentage of
  Loans..........................................      1.62%        1.74%       1.94%       1.94%       2.10%
  Non-Performing Loans...........................       214%         176%        117%         90%         80%
  Non-Performing Assets..........................       178%         139%         97%         77%         73%
Total Non-Performing Loans as a Percentage
  of Loans.......................................      0.76%        0.98%       1.66%       2.15%       2.63%
Total Non-Performing Assets as a Percentage of
  Loans and Assets Acquired in Foreclosures......      0.90%        1.24%       2.00%       2.50%       2.88%
Loans Past Due 90 or more Days
  as to Interest or Principal not Included
  Above (Includes $14,343 of Real Estate-
   Residential as of December 31, 1995)..........    $27,354      $22,355     $24,798     $41,083     $54,666
Total Non-Performing Assets and Loans Past Due
  90 or more Days as to Interest or Principal....   $119,447     $144,093    $205,300    $256,601    $301,726
Total Non-Performing Assets and Loans Past Due
  90 or more Days as to Interest or Principal as
  a Percentage of Loans and Assets Acquired
  in Foreclosures................................      1.17%        1.47%       2.27%       2.98%       3.52%


    TABLE 15:    CHANGE IN NON-PERFORMING ASSETS

     (Dollars in Thousands)
                                                                         1995            1994
                                                                    -----------     -----------
     Total Non-Performing Assets at Beginning of Period..........      $121,738        $180,502

     Non-Performing Loans at Beginning of Period.................        96,168         149,739
             Additions...........................................        89,163         105,169
             Payments............................................       (44,485)        (69,678)
             Return to Accrual Status............................       (19,604)        (22,883)
             Charge-offs.........................................       (35,704)        (29,844)
             Transfers to Assets Acquired in Foreclosures........        (8,790)        (22,495)
             Transfers to Assets Held for Sale...................           -           (13,840)
                                                                    -----------     -----------
                Total Non-Performing Loans at End of Period......        76,748          96,168
                                                                    -----------     -----------

     Assets Acquired in Foreclosures at Beginning of Period......        25,570          30,763
             Additions...........................................        15,733          22,428
             Payments and Sales..................................       (25,089)        (30,952)
             Transfers from Non-Performing Loans.................         8,790          22,495
             Net Writedowns......................................        (9,659)        (10,819)
             Transfers to Assets Held for Sale...................           -            (8,345)
                                                                    -----------     -----------
                Total Assets Acquired at End of Period...........        15,345          25,570
                                                                    -----------     -----------
     Total Non-Performing Assets at End of Period................       $92,093        $121,738
                                                                    ===========     ===========

    TABLE 16: PAYMENT PERFORMANCE OF NON-ACCRUAL LOANS
    December 31, 1995
    (Dollars In Thousands)

                                          Meridian's    Customer's  Accumulated
                                            Carrying   Contractual      Net
                                               Value      Balance   Charge-Offs
                                          ----------   -----------  -----------
    Contractually Past Due With
        Substantial Performance (1).......    $9,974      $17,462       $5,017
        Limited Performance (2)...........     7,753        8,888          407
        No Performance (3)................    32,976       45,969        6,400
                                          ----------   -----------  -----------
            Total.........................    50,703       72,319       11,824
                                          ----------   -----------  -----------

    Contractually Current, However,
      Full Payment is Doubtful (4)........    25,197       38,526       11,220
                                          ----------   -----------  -----------
            Total Non-Accrual Loans.......   $75,900     $110,845      $23,044
                                          ==========   ===========  ===========

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

TABLE 17:  COMMERCIAL LOANS BY MAJOR INDUSTRY CLASSIFICATION


December 31
(Dollars in Thousands)
                                                           1995                                        1994
                                        -----------------------------------------   ----------------------------------------
                                        Total Loans          Non-Accrual            Total Loans          Non-Accrual
                                        Outstanding    %           Loans    %       Outstanding    %           Loans    %
                                        ----------- -------  ----------- -------    ----------- -------  ----------- -------
Agriculture.............................   $170,640      3 %      $1,454      2 %      $161,979      3 %        $207     *  %
Mining..................................     15,267      *           204      *          17,596      *           260     *
Construction............................    227,682      4         1,960      4         226,205      4         3,149     4
Manufacturing...........................  1,117,756     18        10,862     17       1,096,375     18        25,180    32
Transportation, Communication and
   Public Utilities.....................    374,543      6         2,207      4         364,625      6         1,972     3
Wholesale Trade.........................    391,422      6         1,935      3         365,628      6         5,978     8
Retail Trade............................    864,209     15         5,990     10         800,778     14         7,176     9
Finance, Insurance and
  Real Estate...........................  1,393,232     23        30,788     49       1,313,333     22        20,898    27
Services................................  1,458,413     24         6,973     11       1,459,302     25        11,923    15
Public Administration...................     18,287      *             0      *          14,842      *            25     *
Other...................................     33,334      1           541      *         127,209      2         1,652     2
                                        ----------- -------  ----------- -------    ----------- -------  ----------- -------
     Total.............................. $6,064,785    100 %     $62,914    100 %    $5,947,872    100 %     $78,420   100  %
                                        =========== =======  =========== =======    =========== =======  =========== =======

* Less than one percent

TABLE 18:  COMMERCIAL REAL ESTATE
DECEMBER 31
(Dollars in Thousands)

Outstanding Loans

                                                                 1995                                                1994
                                Investor-Developer      Owner-Occupied                  Total                        Total
                          Commercial              Commercial                Commercial                     Commercial
                           Mortgage  Construction  Mortgage  Construction    Mortgage      Construction      Mortgage   Construction
Apartment Buildings......  $188,916       $3,889          -            -     $188,916           $3,889        220,022        1,217
Office Buildings.........   178,318        4,336   $194,169      $11,183      372,487           15,519        352,707       30,866
Residential Properties...         -      106,466          -            -            -          106,466              -       98,562
Shopping Centers.........   177,922        8,918     65,089        2,460      243,011           11,378        232,187       32,293
Land.....................         -       33,226          -            -            -           33,226              -       32,447
Industrial Plants........   101,574        1,947    174,382       13,294      275,956           15,241        288,270       28,164
Hotel/Motel/Restaurant...   127,345        2,358          -            -      127,345            2,358        122,135        2,543
Healthcare Facilities....         -            -     53,768        2,323       53,768            2,323         97,486       20,471
Other....................   155,585       11,927    248,070       25,540      403,655           37,467        390,009       31,708
                           --------     --------   --------      -------   ----------         --------     ----------     --------
  Total..................  $929,660     $173,067   $735,478      $54,800   $1,665,138 (1)     $227,867 (1) $1,702,816     $278,271


(1) The geographic distribution by state is as follows:  Pennsylvania $1,490,913 (79%), Delaware $217,168 (11%), New Jersey $114,883
    (6%), and all other states $70,041 (4%).

Non-Accrual Loans
                                                                 1995                                                1994
                                Investor-Developer      Owner-Occupied                  Total                        Total
                          Commercial              Commercial                Commercial                    Commercial
                           Mortgage  Construction  Mortgage  Construction    Mortgage      Construction    Mortgage     Construction
   ......................
Apartment Buildings......    $5,625            -          -             -      $5,625                -        4,906                -
Office Buildings.........    16,927            -       $623             -      17,550                -        5,351                -
Residential Properties...         -         $827          -             -           -             $827            -              975
Shopping Centers.........     3,626            -        827             -       4,453                -        4,316                -
Land.....................         -          228          -             -           -              228            -            1,509
Industrial Plants........         -            -      5,008             -       5,008                -        9,885                -
Hotel/Motel/Restaurant...     1,916            -          -             -       1,916                -        1,886              285
Other....................       936            -      1,369             -       2,305                -        6,408                -
                            -------       ------     ------                   -------           ------      -------           ------
  Total..................   $29,030       $1,055     $7,827             -     $36,857 (2)       $1,055 (2)  $32,752           $2,769


(2) The geographic distribution by state is as follows:  Pennsylvania $23,699 (63%), Delaware $12,447 (32%), New Jersey $964 (3%),
    and all other states $802 (2%).

Assets Acquired in Foreclosures (3)
                            1995         1994
Apartment Buildings......      $138          $42
Office Buildings.........     2,794       11,309
Residential Properties...     2,166        3,373
Shopping Centers.........       221           95
Land.....................     2,205        3,039
Industrial Plants........     1,317        1,323
Hotel/Motel/Restaurant...       300          282
Other....................       513        1,207
                             ------      -------
  Total..................    $9,654 (3)  $20,670

(3)  The geographic distribution by state is as follows:  Pennsylvania $5,720 (60%), Delaware $272 (3%),
     New Jersey $3,489 (36%), and all other states $173 (1%).


    Table 19:  Composition of Non-Interest Income
    (Dollars in thousands)

                                                                                                           Percent Change
                                                                                                        -------------------
                                                                          1995      1994      1993       1995/94   1994/93
                                                                        -------   -------   -------     --------  ---------
 Trust
     Personal Fees....................................................   $19,071   $17,022   $14,740          12%        15%
     Corporate and Institutional Fees.................................    24,031    24,673    21,118          -3         17
     Investment Advisory Services Fees................................    13,166     8,097     4,067          63         99
     Other............................................................     9,712     4,932     1,754          97         -
                                                                         -------   -------   -------     --------  ---------

             Total....................................................    65,980    54,724    41,679          21         31
                                                                         -------   -------   -------     --------  ---------

  Mortgage Banking
     Servicing Fees...................................................     3,932    10,136    30,052         -61        -66
        Amortization of and Reserves for Purchased Mortgage Servicing
           Rights and Other Servicing-Related Assets..................      (301)     (114)  (33,713)         -          -
                                                                         -------   -------   -------     --------  ---------
              Net Servicing Fees......................................     3,631    10,022    (3,661)        -64         -
     Origination Fees.................................................     5,002     4,452    16,990          12        -74
     Other............................................................     4,203     3,015    22,641          39        -87
                                                                         -------   -------   -------     --------  ---------

             Total....................................................    12,836    17,489    35,970         -27        -51
                                                                         -------   -------   -------     --------  ---------

  Broker-Dealer and Investment Banking
     Net Trading Gains................................................    33,065    21,102    42,494          57        -50
     Net Tender Option Bond Fees......................................     7,166    12,088    18,578         -41        -35
     Commissions and Related Fees.....................................    10,237     7,769    11,259          32        -31
     Other (Includes  Realized/Unrealized
         Gains and Losses on Investments).............................       356     1,890    (2,960)        -81         -
                                                                         -------   -------   -------     --------  ---------
             Total....................................................    50,824    42,849    69,371          19        -38
                                                                         -------   -------   -------     --------  ---------

  Service Charges on Deposit Accounts.................................    66,373    56,075    53,827          18          4
  Fees for Other Customer Services....................................    36,092    34,060    32,708           6          4
  Net Securities Gains................................................     7,965     2,998    25,280          -         -88

  Other Income
     Gains on Sales of Loans and Other Assets.........................     2,880     8,392     1,947         -66         -
     Other ...........................................................    13,615    11,439    13,841          19        -17
                                                                         -------   -------   -------     --------  ---------
             Total ...................................................    16,495    19,831    15,788         -17         26
                                                                         -------   -------   -------     --------  ---------

                 Total Non-Interest Income............................  $256,565  $228,026  $274,623          13%       -17%
                                                                        ========  ========  ========     ========  =========

    TABLE 20:  Composition of Non-Interest Expenses
    (Dollars in thousands)

                                                                                                   Percent Change
                                                                                               --------------------
                                                                   1995      1994      1993      1995/94    1994/93
                                                                --------  --------  --------   ----------  --------
    Salaries and Employee Benefits
        Salaries................................................$228,079  $238,336  $239,354           -4%        -
        Payroll taxes...........................................  18,118    19,527    18,219           -7         7%
        Pension and Savings Plans...............................   8,994    11,839     9,969          -24        19
        Medical and Other Insurance.............................  26,850    27,023    27,960           -1        -3
        Other ..................................................   2,795       747       624            -        20
                                                                --------  --------  --------   ----------  --------
                   Total........................................ 284,836   297,472   296,126           -4         -
                                                                --------  --------  --------   ----------  --------

    Full-Time Equivalent Employees
        Banking.................................................   5,545     6,614     6,701          -16        -1
        Securities..............................................     234       325       216          -28        50
                                                                --------  --------  --------   ----------  --------
                   Total........................................   5,779     6,939     6,917          -17         -
                                                                --------  --------  --------   ----------  --------

    Net Occupancy Expense.......................................  43,996    45,351    42,578           -3         7

    Equipment Expense...........................................  38,665    38,745    38,005            -         2

    Restructuring and Merger-Related Charges...................   40,425         -    17,500            -         -

    Other Expenses
        Accounting and Legal Fees...............................   6,261     7,092     7,664          -12        -7
        Other Professional Fees and Services....................  17,258    19,411    22,607          -11       -14
        Advertising and Customer Develpoment....................  12,742    17,077    16,400          -25         4
        Communications..........................................  21,035    20,903    20,425            1         2
        FDIC Deposit Insurance..................................  15,413    22,800    29,533          -32       -23
        Other Deposit Related Expenses..........................   2,042     3,735     2,753          -45        36
        Stationery and Supplies.................................   7,941    10,320    10,810          -23        -5
        Loan Related Expenses...................................  11,441    29,042    41,488          -61       -30
        Foreclosed Real Estate Expenses.........................   6,573     4,544     8,259           45       -45
        Taxes-Other Than Income.................................  11,755    10,672     9,495           10        12
        Transportation..........................................   4,866     6,571     6,479          -26         1
        Educational Development.................................   5,219     5,892     5,550          -11         6
        Amortization of Intangibles.............................  16,367    14,700    11,082           11        33
        Automated Teller Network Charges........................   9,242     8,155     6,602           13        24
        Merchant Credit Card Servicing..........................   3,171     2,359     2,131           34        11
        Other ..................................................  19,171    14,827    28,039           29       -47
                                                                --------  --------  --------   ----------  --------
                   Total........................................ 170,497   198,100   229,317          -14       -14
                                                                --------  --------  --------   ----------  --------

                             Total Non-Interest Expenses........$578,419  $579,668  $623,526            -        -7%
                                                                ========  ========  ========   ==========  ========
                             Before Restructuring and Merger-
                             Related Charges....................$537,994  $579,668  $606,026           -7%       -4%
                                                                ========  ========  ========   ==========  ========


TABLE 21:  CAPITAL ADEQUACY
December 31,

                                                  ---------  --------  --------
                                                       1995      1994      1993
                                                  ---------  --------  --------
CONSOLIDATED

  Total Shareholders' Equity to Assets............   8.85%     8.07%     8.42%
  Tangible Shareholders' Equity to Assets.........    8.12      7.23      7.78

  Risk-Based Capital
     Tier 1.......................................    9.77      9.25      9.60
     Tier 2.......................................    3.29      3.48      4.07
                                                  ---------  --------  --------

      Total (1)(2)................................   13.06     12.73     13.67
                                                  =========  ========  ========

  Leverage (1)(2).................................    8.35      7.47      7.84

BANKING

  Total Risk-Based Capital (1) (2)

    Meridian Bank.................................   12.96     12.16     12.23
    Delaware Trust Company........................   16.07     14.32     13.07
    Meridian Bank, New Jersey.....................   14.06     15.06     15.59

    (1) The minimum ratios required by the Federal Reserve Board guidelines are 4% for Tier 1 capital, 8% for total risk-based capital, and a leverage ratio of 3% plus an additional cushion 100 to 200 basis points.
    (2) Federal Reserve Board guidelines define a well-capitalized institution as having a Tier 1 capital ratio of 6% or more, a total risk-based capital ratio of 10% or more, and a leverage ratio of 5% or more.

    TABLE 22:  COMPOSITION OF RISK-BASED CAPITAL

    December 31,
    (Dollars in Thousands)                                               1995             1994
                                                                     -----------      -----------
    Tier 1 Capital
      Common Stock...................................................   $293,440         $291,585
      Surplus........................................................    222,801          211,011
      Retained Earnings..............................................    862,505          763,968
      Less Treasury Stock and ESOP Shares............................    (72,315)         (51,479)
                                                                     -----------      -----------

        Total Shareholders' Equity...................................  1,306,431        1,215,085
      Add (Deduct):
        Goodwill.....................................................    (85,187)         (94,663)
        Unrealized (Gain) Loss on Securities, net of taxes...........     (7,548)           7,182
        Certain Core Deposit and Other Intangibles...................    (21,504)         (28,256)
                                                                     -----------      -----------
        Total Tier 1 Capital.........................................  1,192,192        1,099,348
                                                                     -----------      -----------
    Tier 2 Capital
       Allowable Portion of Allowance for Possible Loan Losses.......    152,725          148,689
       Allowable Portion of Subordinated Capital Notes...............    249,059          263,962
                                                                     -----------      -----------
        Total Tier 2 Capital.........................................    401,784          412,651
                                                                     -----------      -----------
    Total Risk-Based Capital......................................... $1,593,976       $1,511,999
                                                                     ===========      ===========
    Risk-Based Capital in Excess of Regulatory Requirement...........   $617,452         $562,048
                                                                     ===========      ===========
    Risk-Weighted Assets and Off-Balance Sheet Items.................$12,206,552      $11,874,393
                                                                     ===========      ===========

    Intangibles and Related Assets
      Goodwill.......................................................    $85,187          $94,663
      Core Deposit and Other Intangibles.............................     32,283           41,547
                                                                     -----------      -----------
        Total........................................................   $117,470         $136,210
                                                                     ===========      ===========


    TABLE 23:  PRICE RANGE OF COMMON STOCK

    Quarter                                        High        Low        Close
    -------                                       ------      -----      -------
    1993: First................................  $35-3/4     $29-3/4     $33
          Second...............................   34          26-3/4      32-1/2
          Third................................   34-5/8      30-1/4      32-7/8
          Fourth...............................   33-1/8      27-3/4      28-1/2


    1994: First................................   31-1/8      26-7/8      29-1/8
          Second...............................   33-1/4      27-3/8      30-3/8
          Third................................   33-1/8      28-3/4      28-3/4
          Fourth...............................   29-1/4      25-1/2      26-5/8


    1995: First................................   31-3/8      26-1/4      30-5/8
          Second...............................   34-5/8      30-5/8      34-3/8
          Third................................     41        34-1/8      38-1/4
          Fourth...............................   47-7/8        38        46-1/2

    TABLE 24:  INDUSTRY SEGMENTS
    (Dollars in Thousands)


                                                                     Net Income                          Assets at December 31,
                                                   ----------------------------------------------    -------------------------------
                                                            1995             1994            1993              1995             1994
                                                   -------------  ---------------  --------------    --------------      -----------

    Banking.......................................      $166,646         $155,650        $139,036       $14,425,635      $14,550,315
    Securities (Broker-Dealer Activities).........         3,168            3,708          18,725           332,591          502,332
                                                   -------------  ---------------  --------------    --------------      -----------
    Consolidated .................................      $169,814         $159,358        $157,761       $14,758,226      $15,052,647
                                                   =============  ===============  ==============    ==============      ===========


    Income before Restructuring
      and Merger-Related Charges (net of taxes):
      Banking.....................................      $193,164                         $150,411
      Securities (Broker-Dealer Activities).......         6,427                           18,725
                                                   -------------                   --------------
      Consolidated ...............................      $199,591                         $169,136
                                                   =============                   ==============

    BANKING                                                 1995             1994            1993
    ---------------------------------------------  -------------  ---------------  --------------
    Net Interest Income (1).......................      $626,188         $623,148        $629,887
    Provision for Possible Loan Losses............        39,498           28,147          57,635
    Non-Interest Income...........................       205,710          185,812         204,474
    Non-Interest Expenses.........................       526,607          536,155         573,698
      Before Restructuring and
        Merger-Related Charges....................       491,197          536,155         556,198
    Net Interest Margin (1).......................          4.75%            4.85%           5.04%
    Return on Average Assets......................          1.17%            1.11%           1.01%
      Before Restructuring and
        Merger-Related Charges....................          1.35%            1.11%           1.01%
    Return on Average Equity......................         13.61%           13.05%          12.60%
      Before Restructuring and
        Merger-Related Charges....................         15.78%           13.05%          12.60%
    Loans
      Commercial..................................     6,064,785        5,946,787       5,468,107
      Real Estate-Residential.....................     1,297,353        1,217,142         993,459
      Consumer....................................     2,801,713        2,598,509       2,547,475
    Deposits......................................    11,149,846       11,335,103      11,268,615
    Equity........................................     1,288,005        1,204,767       1,171,435
    Equity to Assets..............................          8.93%            8.28%           8.52%

    (1) Taxable Equivalent Basis


    SECURITIES (BROKER-DEALER ACTIVITIES)                   1995             1994            1993
    ---------------------------------------------  -------------  ---------------  --------------
    Net Revenues (1)..............................       $55,544          $48,263         $77,376
    Operating Expenses............................        51,812           43,513          49,829
      Before Restructuring Charges................        46,797           43,513          49,829
    Par Value of Bonds Underwritten...............       447,108          807,648       1,121,501
    Number of Trades..............................        39,176           32,350          42,548
    Tender Option Bonds...........................       208,103          255,948         435,243

    (1) Gross revenues less interest expense.

TABLE 25:  SUMMARIZED QUARTERLY FINANCIAL DATA
  (Dollars In Thousands, Except Per Share Data)

                                                                      -----------------------1995---------------------

                                                                    Fourth           Third          Second           First
                                                                   Quarter         Quarter         Quarter         Quarter
                                                                  --------        --------        --------        --------
Interest Income.............................................      $275,244        $279,002        $282,441        $273,735
Interest Expense............................................       118,892         123,436         129,154         123,258
                                                                  --------        --------        --------        --------
Net Interest Income.........................................       156,352         155,566         153,287         150,477
Provision for Possible Loan Losses..........................        10,725          10,510          10,121           8,021
                                                                  --------        --------        --------        --------
Net Interest Income after
  Provision for Possible Loan Losses........................       145,627         145,056         143,166         142,456
                                                                  --------        --------        --------        --------
Net Securities Gains (Losses)...............................         3,294           1,504           3,580            (413)
Other Non-Interest Income...................................        65,451          61,450          63,529          58,170
Non-Interest Expenses
    Restructuring and Merger-Related Expenses...............         8,425               -          32,000               -
    All Other Expenses......................................       129,692         127,361         140,537         140,404
                                                                  --------        --------        --------        --------
Total Non-Interest Expenses.................................       138,117         127,361         172,537         140,404

Income Before Income Taxes and Cumulative Effect of
   Change in Accounting Principle...........................        76,255          80,649          37,738          59,809
Provision for Income Taxes..................................        27,977          26,277          11,809          18,574
                                                                  --------        --------        --------        --------
Income Before Cumulative Effect of Change in Accounting
   Principle................................................        48,278          54,372          25,929          41,235
Cumulative After-tax Effect on Prior Year of Change in
   Accounting Principle.....................................             -               -               -               -
                                                                  --------        --------        --------        --------
Net Income..................................................       $48,278         $54,372         $25,929         $41,235
                                                                  ========        ========        ========        ========
Income Before Restructuring and Merger-Related
    Expenses (net of taxes).................................       $57,255                         $46,729
                                                                  ========                        ========
Fully Diluted Earnings Per Share
    Income Before Cumulative Effect of Change in
       Accounting Principle.................................         $0.84           $0.96           $0.45           $0.73
    Cumulative After-Tax Effect on Prior Year of Change in
       Accounting Principle.................................             -               -               -               -
    Net Income..............................................          0.84            0.96            0.45            0.73
       Before Restructuring and Merger-Related Expenses.....          1.00                            0.82
Dividends Declared Per Common Share.........................          0.37            0.37            0.37            0.34
Ratio of Dividends Declared to Net Income...................            43%             38%             80%             46%
Net Interest Margin (Taxable Equivalent Basis)..............          4.80%           4.71%           4.60%           4.58%
Return on Average Assets ...................................          1.33%           1.48%           0.70%           1.13%
    Before Restructuring and Merger-Related Expenses........          1.58%                           1.26%
Return on Average Common Shareholders' Equity...............         14.95%          17.33%           8.43%          13.90%
    Before Restructuring and Merger-Related Expenses........         17.73%                          15.18%

At Quarter -End
  Loans.....................................................   $10,163,851     $10,246,035     $10,056,692      $9,906,538
  Assets....................................................    14,758,226      14,563,170      14,911,173      14,996,342
  Deposits..................................................    11,149,846      11,104,414      11,528,876      11,137,466
  Total Shareholders' Equity................................     1,306,431       1,266,311       1,236,161       1,222,835
  Total Shareholders' Equity to Assets......................          8.85%           8.70%           8.29%           8.15%
  Risk-Based Capital Ratio..................................         13.06%          13.04%          12.76%          12.80%
  Allowance for Possible Loan Losses to Loans...............          1.62%           1.70%           1.70%           1.70%
  Allowance for Possible Loan Losses to
    Non-Performing Loans....................................           214%            195%            171%            158%
  Non-Performing Assets as a Percentage of
    Period-End Loans and
    Assets Acquired in Foreclosures.........................          0.90%           1.03%           1.17%           1.33%

                                                                       ------------------------1994------------------

                                                                     Fourth          Third         Second           First
                                                                     Quarter        Quarter        Quarter         Quarter
                                                                    --------       --------       --------        --------
Interest Income.............................................        $264,121       $257,210       $241,724        $221,985
Interest Expense............................................         110,888        100,799         85,880          75,057
                                                                    --------       --------       --------        --------
Net Interest Income.........................................         153,233        156,411        155,844         146,928
Provision for Possible Loan Losses..........................           6,069          6,493          6,699           8,825
                                                                    --------       --------       --------        --------
Net Interest Income after
  Provision for Possible Loan Losses........................         147,164        149,918        149,145         138,103
                                                                    --------       --------       --------        --------
Net Securities Gains (Losses)...............................             247          2,110            (49)            690
Other Non-Interest Income...................................          57,206         55,192         55,383          57,247
Non-Interest Expenses
    Restructuring and Merger-Related Expenses...............               -              -              -               -
    All Other Expenses......................................         144,102        153,686        145,012         136,868
                                                                    --------       --------       --------        --------
Total Non-Interest Expenses.................................         144,102        153,686        145,012         136,868

Income Before Income Taxes and Cumulative Effect of
   Change in Accounting Principle...........................          60,515         53,534         59,467          59,172
Provision for Income Taxes..................................          16,370         16,914         18,683          18,633
                                                                    --------       --------       --------        --------
Income Before Cumulative Effect of Change in Accounting
   Principle................................................          44,145         36,620         40,784          40,539
Cumulative After-tax Effect on Prior Year of Change in
   Accounting Principle.....................................               -              -              -          (2,730)
                                                                    --------       --------       --------        --------
Net Income..................................................         $44,145        $36,620        $40,784         $37,809
                                                                    ========       ========       ========        ========
Income Before Restructuring and Merger-Related
    Expenses (net of taxes).................................

Fully Diluted Earnings Per Share
    Income Before Cumulative Effect of Change in
       Accounting Principle.................................           $0.77          $0.63          $0.70           $0.70
    Cumulative After-Tax Effect on Prior Year of Change in
       Accounting Principle.................................               -              -              -           (0.05)
    Net Income..............................................            0.77           0.63           0.70            0.65
       Before Restructuring and Merger-Related Expenses.....
Dividends Declared Per Common Share.........................            0.34           0.34           0.34            0.32
Ratio of Dividends Declared to Net Income...................              44%            54%            48%             49%
Net Interest Margin (Taxable Equivalent Basis)..............            4.60%          4.65%          4.85%           4.82%
Return on Average Assets ...................................            1.18%          0.97%          1.13%           1.10%
    Before Restructuring and Merger-Related Expenses........
Return on Average Common Shareholders' Equity...............           14.33%         11.95%         13.74%          13.00%
    Before Restructuring and Merger-Related Expenses........

At Quarter -End
  Loans.....................................................      $9,763,523     $9,444,630     $9,520,497      $9,173,551
  Assets....................................................      15,052,647     14,782,400     15,184,724      14,038,474
  Deposits..................................................      11,379,567     11,310,179     11,666,783      11,151,964
  Total Shareholders' Equity................................       1,215,085      1,231,596      1,214,604       1,193,395
  Total Shareholders' Equity to Assets......................            8.07%          8.33%          8.00%           8.50%
  Risk-Based Capital Ratio..................................           12.73%         13.07%         13.30%          13.81%
  Allowance for Possible Loan Losses to Loans...............            1.74%          1.84%          1.81%           1.89%
  Allowance for Possible Loan Losses to
    Non-Performing Loans....................................             176%           168%           151%            128%
  Non-Performing Assets as a Percentage of
    Period-End Loans and
    Assets Acquired in Foreclosures.........................            1.24%          1.35%          1.50%           1.88%

Amounts in this table have been rounded for presentation purposes and therefore may not equal annual totals.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Independent Auditors' Report

The Board of Directors
Meridian Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Meridian Bancorp, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meridian Bancorp, Inc. and subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As described in Notes 1 and 8, respectively, to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits, in 1994. Also, as described in Notes 8 and 10, respectively, to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and Statement of Financial Standards No. 109, Accounting for Income Taxes, in 1993.


January 17, 1996,
Except as to note 2, which is as of February 23, 1996

CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

December 31,
(Dollars In Thousands)

                                                                           1995             1994
                                                                    -----------      -----------
ASSETS
Cash and Due from Banks..........................................      $839,010         $669,642
Short-Term Investments
  Interest-Bearing Deposits in Other Banks.......................        67,461          123,608
  Federal Funds Sold and Securities
    Purchased Under Agreements to Resell.........................         5,069           96,810
                                                                    -----------      -----------
    Total Short-Term Investments.................................        72,530          220,418
                                                                    -----------      -----------
Trading Account Assets...........................................       145,882          346,170
Investment Securities Available for Sale (Amortized Cost
     $1,277,957 and $445,783 in 1995 and 1994, Respectively).....     1,289,570          434,994
Investment Securities
  (Fair Value $1,343,170 and $2,753,307 in 1995 and 1994,
   Respectively).................................................     1,338,548        2,872,419
Loans and Other Assets Held for Sale.............................       124,592           90,590
Total Loans, Net of Unearned Discount............................    10,163,851        9,763,523
      Less Allowance for Possible Loan Losses....................       164,151          169,402
                                                                    -----------      -----------
        Net Loans................................................     9,999,700        9,594,121
                                                                    -----------      -----------
Premises and Equipment...........................................       246,731          263,583
Accrued Interest Receivable......................................       112,151          111,936
Other Assets.....................................................       589,512          448,774
                                                                    -----------      -----------
    Total Assets.................................................   $14,758,226      $15,052,647
                                                                    ===========      ===========

LIABILITIES
Deposits
  Non-Interest Bearing Deposits..................................    $1,966,168       $1,998,660
  Interest-Bearing Deposits......................................     9,183,678        9,380,907
                                                                    -----------      -----------
    Total Deposits...............................................    11,149,846       11,379,567
                                                                    -----------      -----------
Short-Term Borrowings
  Federal Funds Purchased and Securities
    Sold Under Agreements to Repurchase..........................     1,271,517        1,569,153
  Other Short-Term Borrowings....................................       246,664          243,413
                                                                    -----------      -----------
    Total Short-Term Borrowings..................................     1,518,181        1,812,566
                                                                    -----------      -----------
Long-Term Debt and Other Borrowings..............................       513,765          372,153
Accrued Interest Payable.........................................        82,438           62,344
Other Liabilities................................................       187,565          210,932
                                                                    -----------      -----------
    Total Liabilities............................................    13,451,795       13,837,562
                                                                    -----------      -----------
Commitments and Contingencies (Note 12)
SHAREHOLDERS' EQUITY
Preferred Stock (Par Value $25.00)
  Authorized - 25,000,000 Shares
Common Stock (Par Value $5.00)
  Authorized - 200,000,000 Shares
  Issued - 58,687,937 and 58,316,978 shares in 1995 and 1994,
   Respectively..................................................       293,440          291,585
Surplus..........................................................       222,801          211,011
Retained Earnings................................................       854,957          771,150
Net Unrealized Gains (Losses) on Securities......................         7,548           (7,182)
Treasury Stock - 574,188 and 525,336 shares in 1995 and 1994,
   Respectively..................................................       (18,649)         (15,911)
Unallocated Shares Held by Employee Stock Ownership
  Plan (ESOP) Trust - 1,900,000 and 1,285,000 Shares in
   1995 and 1994, Respectively...................................       (53,666)         (35,568)
                                                                    -----------      -----------
    Total Shareholders' Equity...................................     1,306,431        1,215,085
                                                                    -----------      -----------
         Total Liabilities and Shareholders' Equity..............   $14,758,226      $15,052,647
                                                                    ===========      ===========

         See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income

Year Ended December 31,
(Dollars in Thousands, Except Per Share Data)

                                                                      --------------  --------------  --------------
                                                                                1995       1994            1993
                                                                      --------------  --------------  --------------
Interest Income
  Interest and Fees on Loans..........................................      $896,976        $760,672        $705,893
  Interest on Trading Account Assets..................................        20,538           8,647           9,857
  Interest on Investment Securities Available for Sale................        33,182          23,884          51,963
  Interest on Investment Securities...................................       142,804         155,684         151,436
  Interest on Loans Held for Sale.....................................        10,029          28,618          36,405
  Other Interest Income...............................................         6,893           7,535           6,136
                                                                      --------------  --------------  --------------
    Total Interest Income.............................................     1,110,422         985,040         961,690
                                                                      --------------  --------------  --------------

Interest Expense
  Interest on Deposits................................................       371,727         283,256         283,822
  Interest on Short-Term Borrowings...................................        91,426          63,126          30,518
  Interest on Long-Term Debt and Other Borrowings.....................        31,587          26,242          30,058
                                                                      --------------  --------------  --------------
    Total Interest Expense............................................       494,740         372,624         344,398
                                                                      --------------  --------------  --------------
Net Interest Income...................................................       615,682         612,416         617,292
Provision for Possible Loan Losses....................................        39,377          28,086          58,781
                                                                      --------------  --------------  --------------
Net Interest Income After Provision for Possible Loan Losses                 576,305         584,330         558,511
                                                                      --------------  --------------  --------------
NON-INTEREST INCOME
  Trust...............................................................        65,980          54,724          41,679
  Mortgage Banking....................................................        12,836          17,603          69,683
      Amortization of and Reserves For Purchased Mortgage
         Servicing Rights and Other Servicing-Related Assets..........             -            (114)        (33,713)
                                                                      --------------  --------------  --------------
            Net Mortgage Banking......................................        12,836          17,489          35,970
  Broker-Dealer and Investment Banking................................        50,824          42,849          69,371
  Service Charges on Deposit Accounts.................................        66,373          56,075          53,827
  Fees for Other Customer Services ...................................        36,092          34,060          32,708
  Net Securities Gains................................................         7,965           2,998          25,280
  Other Income........................................................        16,495          19,831          15,788
                                                                      --------------  --------------  --------------
    Total Non-Interest Income.........................................       256,565         228,026         274,623
                                                                      --------------  --------------  --------------
NON-INTEREST EXPENSES
  Salaries and Employee Benefits......................................       284,836         297,472         296,126
  Net Occupancy Expense...............................................        43,996          45,351          42,578
  Equipment Expense...................................................        38,665          38,745          38,005
  Restructuring and Merger-Related Charges............................        40,425               -          17,500
  Other Expenses......................................................       170,497         198,100         229,317
                                                                      --------------  --------------  --------------
    Total Non-Interest Expenses.......................................       578,419         579,668         623,526
                                                                      --------------  --------------  --------------
Income Before Income Taxes and Cumulative Effect of Changes in
  Accounting Principles...............................................       254,451         232,688         209,608
  Provision for Income Taxes..........................................        84,637          70,600          59,068
                                                                      --------------  --------------  --------------
Income Before Cumulative Effect of Changes in Accounting Principles...       169,814         162,088         150,540

  Cumulative After-Tax Effect of Changes in Accounting Principles.....             -          (2,730)          7,221
                                                                      --------------  --------------  --------------
Net Income............................................................      $169,814        $159,358        $157,761
                                                                      ==============  ==============  ==============

Per Common Share
Income Before Cumulative Effect of Changes in Accounting Principles
  Primary.............................................................         $3.00           $2.80           $2.61
  Fully Diluted.......................................................          2.98            2.80            2.61
Cumulative Effect on Prior Years of Changes in Accounting Principles
  Primary.............................................................             -           (0.05)           0.13
  Fully Diluted.......................................................             -           (0.05)           0.13
Net Income
  Primary.............................................................          3.00            2.75            2.74
  Fully Diluted.......................................................          2.98            2.75            2.74
Dividends Declared....................................................          1.45            1.34            1.26
Average Shares Outstanding
  Primary.............................................................    56,572,757      58,040,310      57,674,058
  Fully Diluted.......................................................    57,000,499      58,040,310      57,674,058



     See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in Thousands)

                                                                          Common Stock
                                                                         --------------
                                                                             Shares                                      Retained
                                                                          Outstanding       Amount        Surplus        Earnings
                                                                         -------------- -------------- -------------- ------------
Balance at January 1,1993................................................  56,491,396       $282,445       $180,352      $596,670
Net Income...............................................................          --             --             --       157,761
Common Stock Dividends Declared..........................................          --             --             --       (67,541)
Sales of Stock Under Dividend Reinvestment, Stock Option
  and Employee Benefit Plans.............................................     621,453          3,107         13,135            --
Unrealized Loss on Marketable Equity Securities..........................          --             --             --            --
Common Stock Issued in Merger............................................   1,041,637          5,208         11,687         3,168
                                                                         -------------- -------------- -------------- ------------
Balance at  December 31,1993.............................................  58,154,486        290,760        205,174       690,058
Net Income...............................................................          --             --             --       159,358
Common Stock Dividends Declared..........................................          --             --             --       (77,303)
Sales of Stock Under Dividend Reinvestment, Stock Option
  and Employee Benefit Plans.............................................     121,298             51           (361)         (963)
Purchases of Treasury Stock..............................................    (638,854)            --             --            --
Purchases of Shares for Employee Stock Ownership Plan (ESOP).............  (1,285,000)            --             --            --
Unrealized After - Tax Loss on Investment Securities Available for Sale..          --             --             --            --
Common Stock Warrants Issued in Acquisition..............................          --             --          4,000            --
Common Stock Issued in Merger............................................     154,712            774          2,198            --
                                                                         -------------- -------------- -------------- ------------
Balance at December 31, 1994.............................................  56,506,642        291,585        211,011       771,150
Net Income...............................................................          --             --             --       169,814
Common Stock Dividends Declared..........................................          --             --             --       (81,115)
Sales of Stock Under Dividend Reinvestment, Stock Option
  and Employee Benefit Plans.............................................     783,269          1,855         10,004        (4,892)
Purchases of Treasury Stock..............................................    (461,162)            --             --            --
Purchases of Shares for Employee Stock Ownership Plan (ESOP).............    (715,000)            --             --            --
Employee Stock Ownership Plan (ESOP) Shares Committed to be
  Released to Participants...............................................     100,000             --          1,786            --
Unrealized After - Tax Gain on Investment Securities Available for Sale..          --             --             --            --
                                                                         -------------- -------------- -------------- ------------
Balance at December 31, 1995.............................................  56,213,749       $293,440       $222,801      $854,957
                                                                         ============== ============== ============== ============

                                                                         Net Unrealized                  Unallocated
                                                                         Gains / (Losses)   Treasury        ESOP
                                                                         on Securities       Stock         Shares         Total
                                                                         ---------------  ------------ -------------- -------------

Balance at January 1,1993................................................     ($148)                --             --   $1,059,319
Net Income...............................................................        --                 --             --      157,761
Common Stock Dividends Declared..........................................        --                 --             --      (67,541)
Sales of Stock Under Dividend Reinvestment, Stock Option
  and Employee Benefit Plans.............................................        --                 --             --       16,242
Unrealized Loss on Marketable Equity Securities..........................      (211)                --             --         (211)
Common Stock Issued in Merger............................................        --                 --             --       20,063
                                                                         ---------------  ------------ -------------- -------------

Balance at  December 31,1993.............................................      (359)                --             --    1,185,633
Net Income...............................................................        --                 --             --      159,358
Common Stock Dividends Declared..........................................        --                 --             --      (77,303)
Sales of Stock Under Dividend Reinvestment, Stock Option
  and Employee Benefit Plans.............................................        --             $3,355             --        2,082
Purchases of Treasury Stock..............................................        --            (19,266)            --      (19,266)
Purchases of Shares for Employee Stock Ownership Plan (ESOP).............        --                 --       ($35,568)     (35,568)
Unrealized After - Tax Loss on Investment Securities Available for Sale..    (6,823)                --             --       (6,823)
Common Stock Warrants Issued in Acquisition..............................        --                 --             --        4,000
Common Stock Issued in Merger............................................        --                 --             --        2,972
                                                                         ---------------  ------------ -------------- -------------

Balance at December 31, 1994.............................................    (7,182)           (15,911)       (35,568)   1,215,085
Net Income...............................................................        --                 --             --      169,814
Common Stock Dividends Declared..........................................        --                 --             --      (81,115)
Sales of Stock Under Dividend Reinvestment, Stock Option
  and Employee Benefit Plans.............................................        --             13,765             --       20,732
Purchases of Treasury Stock..............................................        --            (16,503)            --      (16,503)
Purchases of Shares for Employee Stock Ownership Plan (ESOP).............        --                 --        (20,922)     (20,922)
Employee Stock Ownership Plan (ESOP) Shares Committed to be
  Released to Participants...............................................        --                 --          2,824        4,610
Unrealized After - Tax Gain on Investment Securities Available for Sale..    14,730                 --             --       14,730
                                                                         ---------------  ------------ -------------- -------------

Balance at December 31, 1995.............................................    $7,548           ($18,649)      ($53,666)  $1,306,431
                                                                         ===============  ============ ============== =============

      See accompanying Notes to Consolidated Financial Statements.

    CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                Year Ended
    (Dollars in Thousands)                                                                              December 31,
                                                                                              -----------------------     ---------
                                                                                                   1995          1994          1993
                                                                                              ---------      --------     ---------
    CASH FLOWS FROM OPERATING ACTIVITIES
       Net Income............................................................................  $169,814      $159,358      $157,761
       Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
          Restructuring Charge...............................................................    17,893            --        17,500
          Depreciation and Amortization......................................................    51,952        53,768        81,855
          Deferred Tax (Benefit) Expense.....................................................   (11,767)       28,305           929
          Cumulative (After-Tax) Effect of Changes in Accounting Principles..................        --         2,730        (7,221)
          Provision for Possible Loan Losses.................................................    39,377        28,086        58,781
          Provision for Other Real Estate Losses and Mortgage Servicing Recourse.............    10,494        17,522        16,938
          Net Gains - Investment Securities..................................................    (4,091)         (361)      (12,694)
          Net Gains - Investment Securities Available for Sale...............................    (1,130)       (4,446)      (14,632)
          Gains On Sales Of Mortgage Servicing...............................................    (2,387)         (867)      (21,606)
          Gain On Sale Of Student Loans......................................................        --        (8,984)           --
          Decrease (Increase) in Trading Account Assets......................................   200,963       (23,579)       28,641
          Decrease (Increase) in Loans and Other Assets Held for Sale........................   (30,864)      329,994      (123,848)
          Decrease (Increase) in Other Assets................................................  (165,600)       49,429       117,848
          Increase (Decrease) in Other Liabilities...........................................    71,322       (80,133)       63,707
          Other, Net.........................................................................     5,020         4,199        14,380
                                                                                              ---------      --------     ---------
              Net Cash Provided by Operating Activities......................................   350,996       555,021       378,339
                                                                                              ---------      --------     ---------
    CASH FLOWS FROM INVESTING ACTIVITIES
       Decrease (Increase) in Short-Term Investments.........................................    56,150       (21,746)       64,189
       Proceeds from Sales of Investment Securities..........................................    29,524         4,986       109,156
       Proceeds from Maturities, Calls and Paydowns of Investment Securities.................   649,741       989,623     1,319,468
       Purchases of Investment Securities....................................................   (84,809)   (1,106,094)   (1,320,142)
       Proceeds from Sales of Investment Securities Available for Sale.......................   335,075        77,110       741,151
       Proceeds from Maturities, Calls, Paydowns of Investment Securities Available for Sale.    62,995        63,779       165,945
       Purchases of Investment Securities Available for Sale.................................  (404,405)     (288,218)     (642,886)
       Net Principal Disbursed on Loans to Customers.........................................  (469,755)   (1,064,515)     (482,769)
       Proceeds from Sale of Student Loans...................................................        --       231,984            --
       Proceeds from Sales of Premises and Equipment.........................................     6,587        11,541         5,386
       Purchases of Premises and Equipment...................................................   (20,828)      (54,487)      (36,948)
       Proceeds from Sales of Mortgage Servicing.............................................     3,041         8,199        18,528
       Purchases of Mortgage Servicing.......................................................        --            --        (2,116)
       Proceeds from Sales of Assets Acquired in Foreclosures................................    25,827        18,110        31,500
       Net Cash Provided By Acquisitions.....................................................        --       379,318        52,900
                                                                                              ---------      --------     ---------
              Net Cash Provided by (Used For) Investing Activities...........................   189,143      (750,410)       23,362
                                                                                              ---------      --------     ---------
    CASH FLOWS FROM FINANCING ACTIVITIES
       Net Decrease in Deposits..............................................................  (230,519)     (445,161)     (502,208)
       Net Increase (Decrease) in Short Term Borrowings .....................................  (294,384)    1,020,843       (85,371)
       Proceeds from Issuance of Long-Term Debt..............................................   152,111         2,385       197,607
       Repayment of Long-Term Debt...........................................................   (12,834)      (64,020)      (92,077)
       Purchases of Treasury Stock and ESOP Shares...........................................   (16,503)      (54,834)           --
       Funds Transferred to Trust for Future ESOP Purchases..................................        --       (24,432)           --
       Proceeds from Issuance of Common Stock................................................    20,732         2,082        16,242
       Cash Dividends Paid to Common Shareholders............................................   (81,115)      (77,303)      (69,635)
                                                                                              ---------      --------     ---------
          Net Cash Provided by (Used For) Financing Activities...............................  (462,512)      359,560      (535,442)
                                                                                              ---------      --------     ---------
    CASH AND CASH EQUIVALENTS
          Net Increase (Decrease) During the Period..........................................    77,627       164,171      (133,741)
          Balance at Beginning of the Period.................................................   766,452       602,281       736,022
                                                                                              ---------      --------     ---------
          Balance at End of the Period.......................................................  $844,079      $766,452      $602,281
                                                                                              =========      ========     =========

         See accompanying Notes to Consolidated Financial Statements.

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a description of the more significant accounting policies and reporting practices of Meridian Bancorp, Inc. and its subsidiaries (Meridian). They are in accordance with generally accepted accounting principles and have been followed on a consistent basis, except for the accounting changes described in the following notes.

Basis of Presentation

     The consolidated financial statements include the accounts of Meridian Bancorp, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts in prior years have been reclassified for comparative purposes.

     Meridian is a regional bank holding company incorporated under the laws of the Commonwealth of Pennsylvania, primarily operating in the eastern half of Pennsylvania, as well as Delaware and southern New Jersey. Through its subsidiaries, Meridian is engaged in providing a full range of retail and corporate banking, trust and asset management services and broker-dealer activities to a diversified customer base.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

     Relative to the Consolidated Statements of Cash Flows, income tax payments totaled $83.0 million in 1995, $45.0 million in 1994, and $66.1 million in 1993. Interest payments totaled $474.6 million in 1995, $369.9 million in 1994, and $345.0 million in 1993. Non-cash operating activity in 1994 includes a transfer of $286.0 million from loans and other assets held for sale to trading account assets. Non-cash investing activity consists of net transfers of loans in liquidation to other real estate aggregating $23.9 million in 1995, $29.8 million in 1994, and $45.8 million in 1993; transfers of investment securities to investment securities available for sale of $921.2 million in 1995, $18.3 million in 1994 and $415.0 million in 1993; a transfer of non-accrual residential mortgage loans of $8.0 million and foreclosed real estate of $7.3 million to loans and other assets held for sale in 1994; and a transfer of purchased mortgage servicing rights and related assets of $36.0 million from other assets to loans and other assets held for sale in 1993. Noncash financing activity consists of stock and a warrant aggregating $7.0 million in 1994 and stock of $20.1 million in 1993 issued as a result of acquisitions.

Investment Securities

     Effective in the first quarter of 1994, Meridian adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities",which requires investments in equity securities with a readily determinable fair value and investments in all debt securities to be classified, at the date of adoption, in one of three categories. The three categories are (1) held to maturity -- carried at amortized cost; (2) available for sale -- carried at fair value (with unrealized gains and losses, net of related tax effect, recorded as a separate component of shareholders' equity); and (3) trading account - carried at fair value (with unrealized gains and losses recorded in the income statement).

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

     Gains and losses on the sales of securities and unrealized gains and losses on securities are computed on the specific identification method. Trading account securities are carried at fair value and unrealized gains or losses are included in the Consolidated Statements of Income.

Interest Rate Swaps

     Interest rate swaps, the principal derivative product used by Meridian, are a tool used mainly to alter the repricing characteristics of a portion of the core deposit base. There is no effect on the recorded total assets or liabilities of Meridian. Net amounts receivable or payable under agreements designated for risk management purposes are recorded as adjustments to the interest income or expense of the associated asset or liability. Gains or losses resulting from the termination of interest rate swaps entered into for risk management purposes are deferred and amortized over the remaining term of the swap contract.

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

     Residential mortgages which are 180 days or more delinquent are placed on nonaccrual status when total principal, interest, and escrow owed exceeds 80% of the property's appraised value. Properties are re-appraised when foreclosure proceedings are initiated. Consumer loans are not placed on non-accrual status, but the borrower's ability to comply with payment terms is closely monitored by management. Loans are charged-off when deemed uncollectible, which is generally at a time no later than 120 days past due.

     Loan origination and commitment fees and direct loan origination costs are deferred and recognized over the life of the related loans as an element of the yield.

     Effective January 1, 1995, Meridian adopted Statement of

Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", and Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". Statement No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or fair value of the loan if the loan is collateral dependent. Statement No. 118 amends Statement No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. There was no impact on consolidated net income resulting from the implementation of these statements. Prior period financial information has been restated to reflect the reclassification of in-substance foreclosures to non-performing loans.

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

     The average recorded investment in impaired loans was $82.9 million in 1995. The recorded investment in impaired loans at

December 31, 1995 was $76.7 million. The recorded investment for which there is a related allowance for possible loan losses was $36.4 million at December 31, 1995 and the related allowance was $10.3 million. The recorded investment for which there is no related allowance for possible loan losses was $40.3 million.

     Interest income is not accrued on commercial loans where management has determined that borrowers may be unable to meet contractual principal or interest payments, or where such payments are 90 or more days past due unless the loan is well secured and in the process of collection. Interest collections on nonaccrual loans for which the ultimate collectibility of principal is uncertain are applied as principal reductions. Otherwise, such collections are credited to income when received. Interest on loans that have restructured is recognized according to the renegotiated terms. The amount of interest income recognized on impaired loans, using the cash-basis method of accounting, was $845.4 thousand for the year ended December 31, 1995.

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

     When establishing the appropriate levels for the provision and the allowance for possible loan losses, management performs an analysis of the loan portfolio by considering a variety of factors. This analysis includes periodic reviews by loan officers, credit review and loan workout personnel of all borrowers with aggregate balances of $500,000 or greater. Meridian also reviews, at least on a quarterly basis, problem borrowers with balances of $250,000 or greater, as well as selected lower balance loans. Consideration is given to the impact of current and anticipated economic conditions, the diversification of the loan portfolio, historical loss experience, delinquency statistics, reviews performed by loan officers who are primarily responsible for compliance with established lending policy, the perceived financial strength of borrowers, and the perceived adequacy of underlying collateral. Consideration is also given to examinations performed by regulatory authorities.

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

Other Assets

     Goodwill is the excess of the purchase price over the fair value of net assets of companies acquired through business combinations accounted for as purchases. Included in other assets is $85.2 million of goodwill that is being amortized using the straight line method over various periods not exceeding 15 years.

     Core deposit intangibles are a measure of the value of consumer demand and savings deposits acquired in business combinations accounted for as purchases. Included in other assets is $27.6 million of core deposit intangibles which are being amortized on an accelerated method, with at least two-thirds of the original balance being amortized within seven years following the date of acquisition.

     The recoverability of the carrying value of intangible assets is evaluated on an ongoing basis and permanent declines in value, if any, are charged to expense.

     Statement of Financial Accounting Standards No. 121,

"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of "(FAS 121") was issued in March 1995. FAS 121, which is effective beginning with 1996, addresses the accounting for and the measurement of the impairment of long-lived assets that either will be held and used in operations or that will be disposed of. The impact that FAS 121 will have on Meridian's future results of operations cannot be estimated with certainty at the current time. However, the adoption of FAS 121 is not expected to have a material impact on Meridian's financial condition.

     Assets acquired in foreclosures consist of real estate acquired through foreclosure or in settlement of debt. These assets are carried at the lower of cost or fair value less estimated costs of disposal.

Trust Assets

     Assets held by Meridian in a fiduciary or agency capacity for customers are not included in the consolidated financial statements since such items are not assets of Meridian or its subsidiaries. Trust income is reported on the accrual method.

Mortgage Banking

     Prior to the third quarter of 1993, mortgage servicing fees received from permanent investors for servicing their loan portfolios were recorded as income when received. Mortgage loan servicing included collecting monthly mortgagor payments, forwarding payments and related accounting reports to investors, collecting escrow deposits for the payment of mortgagor property taxes and insurance, and paying taxes and insurance from escrow funds when due.

     In the third quarter of 1993 Meridian decided to refocus its mortgage activities on the origination of residential loans and to substantially reduce the scope of its mortgage servicing business. Mortgage servicing intangibles and other related assets were carried at fair value and were included in mortgage loans and other assets held for sale in the consolidated balance sheet at December 31, 1993. The majority of these assets were sold in 1994.

     Acquisition costs of mortgage servicing rights purchased prior to the third quarter of 1993 were capitalized and amortized in proportion to, and over the period of, estimated net servicing revenue (undiscounted servicing revenues in excess of undiscounted servicing costs). There was an insignificant amount of amortization in 1994 and none in 1995 since all purchased mortgage servicing rights have been sold or written-off.

     Excess servicing fees were computed as the present value of the difference between the estimated future net revenues and normal servicing revenues as established by the federally sponsored secondary market makers. Resultant premiums were deferred and amortized over the estimated life of the related mortgages using the constant yield method.

     The amortization of both purchased mortgage servicing rights and excess servicing fees was recorded as a reduction of servicing revenue.

     Loans and other assets held for sale are carried at the lower of aggregate cost or fair value, with resulting gains and losses included in other income. The fair value calculation includes consideration of all open positions, outstanding commitments from investors and related fees paid.

     Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights - an amendment of FASB Statement No. 65" ("FAS 122") was issued in May 1995 to modify the treatment of capitalized mortgage servicing rights by mortgage banking enterprises. FAS 122, which is effective beginning with 1996, amends FASB Statement No. 65 to eliminate the separate treatment of servicing rights acquired through loan originations versus those acquired through purchase. The adoption of FAS 122 is not expected to have a material impact on Meridian's results of operations or financial condition.


Securities Operations

     Off-balance sheet derivative products used by the securities operations mostly include tender option bonds, treasury float agreements, and forward commitments to purchase and sell loans and securities. Tender option bonds represent a contingent liability to purchase securities. Realized gains and losses and net interest spread earned on these products are included in non-interest income. Treasury float agreements represent purchased option contracts. The premiums paid for these contracts are amortized over the option periods. Forward commitments to purchase and sell loans and securities consist primarily of forward commitments to sell mortgage-backed securities, which are used to hedge mortgage loans held in the trading account. These commitments are marked to fair value with unrealized gains and losses recorded in non-interest income. Collateralized mortgage obligation residuals, rights acquisition contracts and guaranteed interest rate contracts are other financial instruments and are included in the consolidated financial statements in investment securities, investment securities available for sale, and interest-bearing deposits, respectively.

Income Taxes

     Certain items of income and expense are included in one reporting period for financial accounting purposes and another reporting period for income tax purposes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement and tax bases of existing assets and liabilities.

Employee Benefits

     Meridian has a non-contributory defined benefit pension plan covering substantially all employees who qualify as to age and length of service. The plan benefits are based on years of service and an earnings formula that considers average salaries during a defined period prior to retirement.

     The projected unit credit method is used to measure net periodic pension cost over employees' service lives. The plan is funded using the projected unit credit method to the extent deductible under existing federal income tax regulations.

     Meridian currently provides postretirement health care and life insurance benefits to its employees. The medical portion is contributory and life insurance coverage is non-contributory to the participants. The expected cost of these benefits is accrued over the period the employee earns the benefits. There are currently no plan assets attributable to these postretirement benefits.

     Effective January 1, 1995, all employees of Meridian and its subsidiaries with two years of service began participating in a non-contributory employee stock ownership plan. Compensation cost is being recognized based on the fair market value of the shares committed to be released to employees.

Treasury Stock

     The purchase of Meridian's common stock is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on a first-in-first-out basis.

Preferred Stock

     Meridian has 25 million shares of preferred stock authorized that carries a $25.00 par value per share. No shares of preferred stock were issued and outstanding as of December 31, 1995. Meridian's Board of Directors has the authority to issue the preferred stock from time to time as a class without series, or in one or more series.

Earnings Per Share

     Primary earnings per share is computed by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during the year. Stock options and warrants are considered common stock equivalents and are included in the computation of the number of outstanding shares using the treasury stock method, unless such options are anti-dilutive. Fully diluted earnings per share gives effect to the assumed conversion of any convertible preferred stock as well as to the exercise of stock options. For the purposes of computing primary and fully diluted earnings per share, committed to be released and allocated shares in the employee stock ownership plan are considered outstanding.

Note 2:  Mergers and Acquisitions

     On May 24, 1995, Meridian and United Counties Bancorporation announced a definitive agreement to merge in a transaction which was accounted for as a pooling-of-interests. Under the terms of the agreement, the transaction was a tax-free exchange of five shares of Meridian stock for each share of United Counties stock. Shareholders of United Counties approved the merger at a meeting on February 7, 1996. The transaction closed on February 23, 1996.

     On October 10, 1995, Meridian and CoreStates Financial Corp. announced a definitive agreement to merge in a transaction expected to be accounted for as a pooling-of-interests. The transaction would be a tax-free exchange of 1.225 shares of CoreStates common stock for each share of Meridian common stock. Shareholders of both corporations approved the merger at separate meetings on February 6, 1996. The merger, which is subject to approval by regulators, is expected to close in the second quarter of 1996.

     A summary of selected unaudited historical financial information for CoreStates and United Counties follows:

                                                                         CoreStates                          United Counties
Year Ended December 31,                                    1995 (a)         1994           1993        1995 (b)    1994    1993
(in thousands, except per share amounts)                 ----------------------------------------    ------------------------------
Operating results:

  Net interest income                                     $1,488,534     $1,389,369     $1,325,271      $62,712  $66,230  $68,573

  Non-interest income                                        605,666        567,540        574,030       19,152    7,108    8,408

  Income before cumulative effect of a change
   in accounting principle                                   452,237        248,792        362,429       32,189   23,792   24,193

  Per common share data:

    Income before cumulative effect of a change
     in accounting principle                                    3.22           1.75           2.49        15.00    11.12    11.29

Average common shares outstanding                            140,600        142,498        145,398        2,146    2,139    2,142


At December 31
(in millions, except per share amounts)

Assets                                                       $29,621        $29,325        $28,435       $1,621   $1,681   $1,687

Loans                                                         21,047         20,526         19,776          387      374      376

Deposits                                                      21,502         22,041         21,132        1,312    1,355    1,393

Common shareholders' equity                                    2,379          2,350          2,368          205      182      158

Book value per common share                                    17.24          16.22          16.29        95.19    84.55    74.02

(a) In March 1995, CoreStates completed an intensive review of its operations and businesses and announced a corporate-wide process redesign plan, which restructures its banking services around customers and enhances employees' authority to make decisions to benefit customers. As a result of this process redesign, CoreStates recorded a $110 million pre-tax restructuring charge, $70.0 million after-tax or $0.49 per share, in March 1995. CoreStates recorded restructuring-credits of $3.0 million, $1.9 million after-tax or $0.01 per share in the second quarter of 1995 and $2.4 million, $1.5 million after-tax or $0.01 per share in the third quarter of 1995, related to gains on the curtailment of future pension benefits associated with employees terminated during the second and third quarters.

(b) Includes a gain of $12.0 million ($7.6 million after-tax or $3.56 per share) on the exchange of investment securities.

    A summary of unaudited pro forma financial information for Meridian and United Counties and for Meridian, CoreStates and United Counties as if both transactions had occurred on January 1, 1993 is as follows:

                                            Meridian and United Counties    Meridian, CoreStates and United Counties

    Year Ended December 31,                     1995     1994     1993          1995     1994     1993
    (in millions, except per share amounts)  ------------------------------------------------------------
    Net interest income                         $678     $679     $686        $2,167   $2,068   $2,011

    Non-interest income                          276      234      282           881      801      856

    Income before cumulative effect of a
      change in accounting principle             202      186      175           655      436      538

    Per common share                            3.03     2.72     2.57          2.95     1.93     2.35

    Average common shares outstanding         66,682   68,356   67,904       222,285  226,234  228,580

    Assets                                    16,391   16,744   15,781        46,011   46,069   44,216

    Deposits                                  12,461   12,734   12,739        33,964   34,775   33,871

NOTE 3: Investment Securities, Investment Securities Available for Sale and Securities Gains

Investment Securities
   A summary of the amortized cost and approximate fair value of investment securities included in the Consolidated Balance Sheets is as follows:

                                                          1995                     1994                     1993
                                                -----------------------   -----------------------   -----------------------
                                                            Approximate               Approximate               Approximate
                                                Amortized       Fair      Amortized       Fair      Amortized       Fair
                                                   Cost        Value         Cost        Value         Cost        Value
(Dollars in Thousands)                          ----------  -----------   ----------  -----------   ----------  -----------
United States Government Securities...........    $203,187     $204,822     $667,031     $638,476     $630,338     $635,047
Mortgage-Backed Securities
   Collateralized Mortgage Obligations........     753,815      751,598    1,380,105    1,311,068    1,240,901    1,241,026
   Other......................................           -            -      231,290      222,298      314,221      324,372
                                                ----------   ----------   ----------   ----------   ----------   ----------
       Total Mortgage-Backed Securities.......     753,815      751,598    1,611,395    1,533,366    1,555,122    1,565,398
State and Municipal Securities................     264,295      269,630      335,401      327,811      375,582      387,298
Other Securities..............................     117,251      117,120      258,592      253,654      223,442      225,357
                                                ----------   ----------   ----------   ----------   ----------   ----------
    Total Investment Securities...............  $1,338,548   $1,343,170   $2,872,419   $2,753,307   $2,784,484   $2,813,100
                                                ==========   ==========   ==========   ==========   ==========   ==========

A summary of the gross unrealized gains and losses of investment securities is as follows:

                                                          1995                      1994                     1993
                                                -----------------------   -----------------------   -----------------------
                                                  Gross        Gross        Gross        Gross        Gross        Gross
                                                Unrealized   Unrealized   Unrealized   Unrealized   Unrealized   Unrealized
                                                  Gains        Losses       Gains        Losses       Gains        Losses
(Dollars in Thousands)                          ----------   ----------   ----------   ----------   ----------   ----------
United States Government Securities...........      $2,018         $383         $162      $28,717       $5,644         $935
Mortgage-Backed Securities
   Collateralized Mortgage Obligations........       1,360        3,577           75       69,112        4,957        4,832
   Other......................................           -            -        1,056       10,048       10,492          341
                                                ----------   ----------   ----------   ----------   ----------   ----------
       Total Mortgage-Backed Securities.......       1,360        3,577        1,131       79,160       15,449        5,173
State and Municipal Securities................       5,510          175        2,802       10,392       11,942          226
Other Securities..............................         264          395          128        5,066        2,624          709
                                                ----------   ----------   ----------   ----------   ----------   ----------
    Total Investment Securities...............      $9,152       $4,530       $4,223     $123,335      $35,659       $7,043
                                                ==========   ==========   ==========   ==========   ==========   ==========

     The amortized cost and approximate fair value of investment securities at December 31, 1995 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations.

                                                                    Approximate
                                                        Amortized      Fair
(Dollars in Thousands)                                    Cost        Value
                                                       ----------   ----------
 Other Than Mortgage-Backed Securities
       Due in one year or less.......................    $197,764     $197,858
       Due after one year but within five years......     270,108      274,222
       Due after five years but within ten years.....      92,631       94,205
       Due after ten years...........................      24,230       25,287
                                                       ----------   ----------
           Total.....................................     584,733      591,572
Mortgage-Backed Securities
          Collateralized Mortgage Obligations........     753,815      751,598
          Other......................................           -            -
                                                       ----------   ----------
              Total Mortgage-Backed Securities.......     753,815      751,598
                                                       ----------   ----------
           Total Investment Securities...............  $1,338,548   $1,343,170
                                                       ==========   ==========

     Investment securities carried at approximately $2.0 billion at December 31, 1995 were pledged as collateral for public deposits, trust deposits, repurchase agreements, and certain other deposits required by law. No securities of an individual issuer aggregated more than 10% of shareholders' equity at December 31, 1995. Tax-free income on investment securities and investment securities available for sale for 1995, 1994 and 1993 amounted to $18.3 million, $21.0 million and $24.3 million, respectively.

     During December 1995, as permitted by the Financial Accounting Standards Board in its "Guide to the Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities." Meridian transferred investment securities of $921.2 million to investment securities available for sale. The unrealized loss on these securities at the date of transfer was $915 thousand.

Investment Securities Available For Sale
   A summary of the amortized cost and approximate fair value of investment securities available for sale included in the Consolidated Balance Sheets is as follows:


                                                                     1995                   1994                     1993
                                                             ----------------------  ----------------------  ----------------------
                                                                        Approximate             Approximate             Approximate
                                                             Amortized      Fair     Amortized      Fair     Amortized      Fair
(Dollars in Thousands)                                          Cost       Value        Cost       Value        Cost       Value
                                                             ---------- -----------  --------- ------------  ---------- -----------

 United States Government Securities....................       $684,490    $691,601   $282,500     $274,594    $103,086    $105,997
 Mortgage-Backed Securities
    Collateralized Mortgage Obligations.................        336,999     336,403     25,089       24,260       2,856       2,865
    Other...............................................        153,323     154,908     96,501       91,678     122,297     125,971
                                                             ---------- -----------  --------- ------------  ---------- -----------
        Total Mortgage-Backed Securities................        490,322     491,311    121,590      115,938     125,153     128,836
 State and Municipal Securities.........................         23,280      23,761     32,530       33,362      34,306      37,029
 Other Securities.......................................         79,865      82,897      9,163       11,100      13,118      16,290
                                                             ---------- -----------  --------- ------------  ---------- -----------
     Total Investment Securities Available for Sale.....     $1,277,957  $1,289,570   $445,783     $434,994    $275,663    $288,152
                                                             ========== ===========  ========= ============  ========== ===========

A summary of the gross unrealized gains and losses of investment securities available for sale is as follows:

                                                                 1995                     1994                      1993
                                                        -----------------------   -----------------------   ----------------------
                                                          Gross        Gross        Gross        Gross        Gross        Gross
                                                        Unrealized   Unrealized   Unrealized   Unrealized   Unrealized   Unrealized
                                                          Gains        Losses       Gains        Losses       Gains        Losses
(Dollars in Thousands)                                  ----------   ----------   ----------   ----------   ----------   ----------

United States Government Securities.....................   $8,143       $1,032         $105       $8,011       $2,998          $87
Mortgage-Backed Securities
   Collateralized Mortgage Obligations..................    2,973        3,569            -          829            9            -
   Other................................................    1,933          348           72        4,895        3,773           99
                                                        ----------   ----------   ----------   ----------   ----------   ----------

       Total Mortgage-Backed Securities.................    4,906        3,917           72        5,724        3,782           99
State and Municipal Securities..........................      491           10          958          126        2,723            -
Other Securities........................................    3,288          256        2,121          184        3,189           17
                                                        ----------   ----------   ----------   ----------   ----------   ----------

    Total Investment Securities.........................  $16,828       $5,215       $3,256      $14,045      $12,692         $203
                                                        ==========   ==========   ==========   ==========   ==========   ==========


     The amortized cost and approximate fair value of investment securities available for sale at December 31, 1995 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations.

                                                                            Approximate
                                                                Amortized       Fair
                                                                   Cost        Value
(Dollars in Thousands)                                         -----------  -----------
Other Than Mortgage-Backed Securities
       Due in one year or less................................    $365,114     $368,052
       Due after one year but within five years...............     407,812      415,222
       Due after five years but within ten years..............       5,381        5,462
       Due after ten years....................................       9,328        9,523
                                                               -----------  -----------
           Total..............................................     787,635      798,259
Mortgage-Backed Securities
      Collateralized Mortgage Obligations.....................     336,999      336,403
      Other...................................................     153,323      154,908
                                                               -----------  -----------
          Total Mortgage-Backed Securities....................     490,322      491,311
                                                               -----------  -----------
           Total Investment Securities Available for Sale.....  $1,277,957   $1,289,570
                                                               ===========  ===========

Total Securities Gains
   Total gains from securities transactions (excluding trading account securities), which were included in the following categories in the non-interest income section of the Consolidated Statements of Income, are as follows:

                                                                      1995         1994         1993
                                                                     ------       ------       ------
Broker-Dealer and Investment Banking Income....................        $356       $1,809       $2,046
Net Securities Gains...........................................       7,965        2,998       25,280
                                                                     ------       ------       ------
        Total Securities Gains.................................      $8,321       $4,807      $27,326
                                                                     ======       ======      =======

   Proceeds from the sale of securities for the years ended December 31, 1995, 1994 and 1993 were $364.6 million, $82.1 million and $850.3 million. Gross gains on these sales were $9.1 million, $5.1 million and $27.6 million and gross losses were $741 thousand, $266 thousand and $203 thousand in 1995, 1994 and 1993, respectively.

NOTE 4:  LOANS
 A summary of loans included in the Consolidated Balance Sheets is as follows:

                                                       December 31,
                                             ------------------------------
(Dollars in Thousands)                            1995           1994
                                              -------------  -------------

Commercial Loans
 Real Estate - Commercial Mortgage...........    $1,665,138     $1,702,816
 Real Estate - Construction..................       227,867        278,271
 Commercial, Financial and Agricultural......     4,215,005      4,006,360
                                                 ----------     ----------
   Total Commercial Loans....................     6,108,010      5,987,447
                                                 ----------     ----------
Real Estate - Residential....................     1,297,505      1,217,359
Consumer Loans
 Real Estate - Home Equity...................     1,137,360        744,022
 Revolving Credit............................       148,757        110,049
 Other Consumer Loans........................     1,580,301      1,816,716
                                                 ----------     ----------
   Total Consumer Loans......................     2,866,418      2,670,787
                                                 ----------     ----------
Total Loans, Gross...........................    10,271,933      9,875,593
  Less Unearned Discount.....................       108,082        112,070
                                                 ----------     ----------
Total Loans, Net of
  Unearned Discount..........................   $10,163,851     $9,763,523
                                                ===========     ==========

     Included within the loan portfolio are restructured loans and loans on which Meridian has discontinued the accrual of interest. Such loans amounted to $76.7 million, $96.2 million, and $149.7 million at December 31, 1995, 1994, and 1993, respectively. If these non-performing loans had been current in accordance with their original terms and had been outstanding throughout the period, gross interest income for 1995, 1994, and 1993 would have increased $7.6 million, $9.6 million, and $9.5 million, respectively. Interest income on these non-performing loans included in income for 1995, 1994, and 1993 amounted to $1.2 million, $868.0 thousand, and $706.0 thousand, respectively.
     Tax-free income on loans for 1995, 1994, and 1993 amounted to $10.6 million, $10.8 million, and $14.4 million, respectively.
     Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. At December 31, 1995, Meridian's commercial loans and commitments did not have any industry concentration or other known concentration (as defined) that exceeded 10% of total loans and commitments.

NOTE 5:  ALLOWANCE FOR POSSIBLE LOAN LOSSES

     A summary of activity in the allowance for possible loan losses follows:



                                                   1995       1994       1993
                                               --------   --------   --------
     (Dollars in Thousands)
     Balance at Beginning of Period........... $169,402   $175,078   $166,842
     Additions (Deductions)
         Acquired Allowances..................    -          1,168      3,094

         Other Deductions.....................    -         (2,377)     -

         Loans Charged-Off....................  (60,255)   (52,233)   (64,830)

         Recoveries on Charged-Off Loans......   15,627     19,680     11,191
                                               --------   --------   --------

     Net Loans Charged-Off....................  (44,628)   (32,553)   (53,639)
                                               --------   --------   --------


     Provision Charged to Operating Expense...   39,377     28,086     58,781
                                               --------   --------   --------

     Balance at End of Period................. $164,151   $169,402   $175,078
                                               ========   ========   ========

  NOTE 6:  LONG-TERM DEBT AND OTHER BORROWINGS
  Long-term debt and other borrowings consisted of the following:


  December 31,                                           1995        1994
  (Dollars in Thousands)                           ----------  ----------
  Floating Rate Subordinated Notes, Due 1996.....     $75,000     $75,000
  6.625% Subordinated Notes, Due 2003............     149,287     147,945
  7.875% Subordinated Notes, Due 2002............      99,773      98,977
  7.06% Note, Due 1997...........................       2,223       2,223
  6.625% Note, Due 2000..........................     149,902           -
  Mortgages Payable and Capitalized Lease
    Obligations (See Note 9).....................      16,292      18,623
  Federal Home Loan Bank Advances Due 1995-1996
    with Fixed Rates from 6.61% to 7.19%.........      10,000      20,000
  Federal Home Loan Bank Community Investment
    Program, 6.66% Fixed Rate Note, Due 2016.....       2,888           -
  4.80% Fixed Rate Note, Due 1996................       8,400       8,400
  Other Borrowings...............................           -         985
                                                   ----------  ----------
       Total.....................................    $513,765    $372,153
                                                   ==========  ==========

       The floating rate subordinated notes bear interest at a rate of 1/8 of 1% above the arithmetic mean of London interbank offering quotations for three-month Eurodollar deposits, determined quarterly.
  The notes carry a floor interest rate of 5 1/4%. The notes are subordinate and junior in right of payment to senior indebtedness of Meridian. Since December 1, 1988, Meridian has had the option to exchange the notes for capital securities or, under certain circumstances, cash, prior to the maturity of the notes on December 1, 1996. The effect of the capital securities which may be issued in connection with these notes has not been included in the computation of earnings per share. In
  December  1993, Meridian received approval from the Federal Reserve
  Bank to revoke its obligation to exchange the notes for capital securities at maturity.
       Meridian has long-term borrowings from the Federal Home Loan
  Bank which total $12.9 million. These borrowings require membership in the Federal Home Loan Bank of Pittsburgh and the maintenance of available collateral with a fair value which approximates the total amount of the outstanding debt.

       Meridian also has $8.4 million of collateralized borrowings from the Student Loan Marketing Association, due March 20, 1996, at a rate of 4.80%.
       The remaining long-term debt consists of debt of Meridian's banking subsidiaries and is subordinated in the right of payment to the depositors of such subsidiaries. Substantially all of the notes are redeemable prior to maturity at certain amounts based on sinking fund provisions or, when applicable, approval of the appropriate regulatory agency.
       Meridian had unused lines of credit of $10 million at December 31, 1995 and $30 million at December 31, 1994.
       Meridian has short-term borrowings, primarily federal funds purchased and securities sold under agreement to repurchase, amounting to $1,518 million and $1,813 million at December 31, 1995 and 1994, respectively. The weighted average interest rate on these borrowings at December 31,1995, was 4.93%. The average interest paid on these borrowings was 5.66% and 4.31% for the years ended December 31, 1995 and 1994, respectively. The maximum amount outstanding at any month-end was $2,032 million in 1995, $1,946 million in 1994 and $1,209 million in 1993.

Note 7:  DIVIDEND, CAPITAL AND OTHER REGULATORY RESTRICTIONS

     Various laws restrict the amount of dividends that can be paid to Meridian by its subsidiary banks without regulatory approval. Under current regulations, Meridian's subsidiary banks, without prior approval of bank regulators, may declare dividends to Meridian in 1996 totalling $121.1 million plus additional amounts equal to the net profits earned by such subsidiary banks for the period of January 1, 1996 through the date of declaration, less dividends previously paid in 1996.

     The Federal Reserve Act also places restrictions on the amount of credit that may be extended to Meridian by its subsidiary banks. During 1995, there were no loans or advances made to Meridian by any of its subsidiary banks.

     Meridian's banking subsidiaries are required to maintain reserve balances with the Federal Reserve. These balances totalled $245.8 million at December 31, 1995 and averaged $127.7 million for the year then ended.

NOTE 8: EMPLOYEE BENEFIT PLANS

Pension Plans

   Total pension expense for 1995, which includes several informal pension arrangements in addition to the Meridian plan, was $3.9 million. Total pension expense for 1994 and 1993 was $4.3 million and $2.9 million, respectively.

   Net periodic pension expense (credit) of the Meridian plan includes the following components:


(Dollars in Thousands)            1995       1994       1993
                                  ----       ----       ----

Service Cost-Benefits
  Earned During the Year        $  7,454   $  8,743   $  7,299

Interest Cost on Projected
  Benefit Obligation              12,632     12,288     11,167

Actual Return on
  Plan Assets                    (47,667)     4,425    (15,985)

Amortization of Unrecognized
  Net Assets and Other
  Deferred Amounts - Net          26,541    (21,859)      (530)
                                --------   --------   --------

NET PERIODIC PENSION
  EXPENSE (CREDIT)              $ (1,040)  $  3,597   $  1,951
                                ========   ========   ========

  The following table sets forth the funded status of the Meridian plan and amounts recognized in the Consolidated Balance Sheets at December 31.


(Dollars In Thousands)                1995      1994
                                      ----      ----
Projected Benefit Obligation
  Accumulated Benefit Obligation
    Vested Benefits                 $136,265  $ 94,647
    Non-Vested Benefits                9,084     5,969
  Effect of Projected Future
    Compensation Increases            53,497    42,276
                                    --------  --------
    PROJECTED BENEFIT OBLIGATION     198,846   142,892
Less Fair Value of Plan Assets       212,003   169,794
                                    --------  --------

PLAN ASSETS IN EXCESS OF
   PROJECTED BENEFIT OBLIGATION       13,157    26,902

Less Unrecognized Net Gain Due
  to Past Experience Different
  from Assumptions Made                4,027    17,956
Less Unrecognized Net Transition Asset
   Amortized Over Employee
   Service Lives                       3,021     3,877
                                      ------   -------
NET PENSION ASSET RECOGNIZED
   IN BALANCE SHEET AT
   DECEMBER 31                        $6,109   $ 5,069
                                      ======   =======

     Net periodic pension expense is determined using certain assumptions as of the beginning of the year whereas the funded status of the plan is determined using assumptions as of the end of the year.

     The discount rate used in determining the actuarial present value of Meridian's projected benefit obligation was 7.0% in 1995, 8.25% in 1994, and 7.0% in 1993. The expected long-term rate of return on plan assets was 9.5% in 1995, 1994 and 1993. The rate of increase in future compensation levels was 5.3% in 1995, 1994 and 1993.

     The assets of the Meridian plan are administered by Meridian Asset Management, Inc., and consist primarily of common stock, fixed income securities such as obligations of the United States government and corporations, and units of certain common trust funds.

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

     The annual expense of Meridian's postretirement benefits other than pensions under these new accounting rules was $2.7 million in 1995 and $4.6 million in 1994. The health care trend rate assumption used to determine accumulated benefit obligations applicable to these benefits was 9.0% for 1996 decreasing over time to an annual rate of 5.5% and remaining at that level thereafter. The discount rate used in determining the present value of the projected benefit obligation was 7.0%.

   Net periodic expense of the Meridian postretirement healthcare and life insurance plans includes the following components:


(Dollars in Thousands)                 1995    1994
                                      ------  ------
Service Cost-Benefits                 $  653  $1,060
 Earned During the Year

Interest Cost on Accumulated
 Postretirement Benefit Obligation     1,688   2,100

Amortization of Unrecognized
  Net Transition Obligation
  Over 20 Years                          824   1,440
                                      ------  ------

NET PERIODIC EXPENSE                  $3,165  $4,600
                                      ======  ======

  The following table sets forth the funded status of the Meridian postretirement healthcare and life insurance plans and amounts recognized in the Consolidated Balance Sheets at December 31. There are currently no plan assets attributable to these postretirement benefits.



(Dollars In Thousands)                  1995     1994
                                       -------  -------
Accumulated Postretirement Benefit
  Obligation                           $18,483  $30,274

Less Fair Value of Plan Assets               -        -
                                       -------  -------

ACCUMULATED BENEFIT OBLIGATION
IN EXCESS OF PLAN ASSETS                18,483   30,274

Plus Unrecognized Net Gain Due
  to Past Experience Different
  from Assumptions Made                  5,802    1,983

Less Unrecognized Net Transition
  Obligation                            11,436   24,385
                                       -------  -------
NET LIABILITY RECOGNIZED IN BALANCE
   SHEET AT DECEMBER 31                $12,849  $ 7,872
                                       =======  =======

     A change in the health care trend rate assumption of one percent would increase annual service cost by approximately $5,000 and the accumulated postretirement benefit obligation at December 31, 1995 by approximately $50,000.

     Effective January 1, 1994, Meridian adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". This statement establishes standards for employers who provide benefits to former employees after employment but before retirement. Such benefits include, among other things, severance, disability, and workers' compensation benefits. The implementation of these new accounting rules resulted in a charge of $4.2 million ($2.7 million after-tax or $.05 per share) in the first quarter of 1994. Total postemployment benefits expense was $221 thousand for 1995.

Savings Plan

     Meridian also offers a savings plan which covers substantially all employees who qualify as to age and length of service. A participating employee must contribute at least 1% and may contribute a maximum of 10% of his or her compensation. Meridian will match up to the first 4% that each employee contributes. In 1994 Meridian matched up to the first 6% that each employee contributed. Investment options include Meridian common stock. Contributions are charged to current expense. The total expense relating to the Meridian savings plan was $5.0 million in 1995, $7.6 million in 1994, and $7.1 million in 1993.

Employee Stock Ownership Plan

     Effective January 1, 1995, all employees of Meridian and its subsidiaries with two years of service are participating in a non-contributory employee stock ownership plan (ESOP). The ESOP is a leveraged plan and is funded through a direct loan from Meridian. The ESOP has acquired a total of 2,000,000 shares of Meridian common stock for distribution to eligible employees ratably over a 20 year period. Compensation cost will be recognized based on the fair market value of the shares committed to be released to employees. Total compensation cost recognized in 1995 was $3.6 million. No compensation cost was recognized in 1994. Dividends on allocated shares will be paid to participants and will be charged to retained earnings. Dividends on unallocated shares and additional cash contributions from Meridian will be used by the ESOP for debt service.


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

similarly, the exercise of stock options cancels the corresponding SARs. There were no SARs outstanding at December 31, 1995.



     Under Meridian's stock option plan, the exercisable option prices ranged from $10.50 to $33.00 at December 31, 1995. An analysis of the activity in this plan for the last three years follows:


Number of Common Shares        1995        1994        1993
                            ----------  ----------  ----------
Outstanding, January 1      2,239,437   2,318,032   1,521,507
Granted                       701,100      78,553   1,279,658
Exercised                    (876,053)   (123,286)   (468,463)
Lapsed                        (35,608)   ( 33,862)   ( 14,670)
                            ---------   ---------   ---------
Outstanding, December 31    2,208,876   2,239,437   2,318,032
                            =========   =========   =========
Exercisable, December 31    1,339,876   2,206,937   1,770,632
                            =========   =========   =========

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

NOTE 9:  LEASES

     Meridian and its subsidiaries are committed under a number of capital and non-cancelable operating leases for facilities and equipment with initial or remaining terms in excess of one year. The minimum annual rental commitments under these leases at December 31, 1995 are as follows:

                                  Capital     Operating
                                   Leases        Leases
                                 --------     ---------
(Dollars in Thousands)
1996..........................     $3,659       $12,194
1997..........................      2,980         9,758
1998..........................      1,971         9,165
1999..........................      1,629         8,214
2000..........................      1,087         7,764
2001 and Subsequent...........     17,238        22,436
                                 --------      --------
Total Minimum Lease
  Payments....................     28,564       $69,531
                                 --------      ========
Amounts Representing
  Interest....................     14,617
                                 --------
Present Value of Net Minimum
  Lease Payments..............    $13,947
                                 ========

     Total rental expense for all operating leases for 1995, 1994 and 1993 amounted to $20.4 million, $21.7 million, and $20.5 million, respectively.

NOTE 10:  INCOME TAXES

The provision for income taxes consists of the following:

                                                                                 1995          1994           1993
                                                                             ------------  ------------  --------------
(Dollars in Thousands)

Current Expense - Federal....................................................    $92,941       $41,586        $57,017
State Expense................................................................      3,463         2,607          2,677
Deferred Expense (Benefit) - Federal.........................................    (11,767)       26,407           (626)
                                                                             ------------  ------------  --------------
Total Income Tax Expense.....................................................    $84,637       $70,600        $59,068
                                                                             ============  ============  ==============

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

    At December 31, 1995, deferred tax assets amounted to $97.4 million and deferred tax liabilities amounted to $67.0 million. No valuation allowance has been established for deferred tax assets because managment believes that it is more likely than not that the deferred tax assets will be realized. Deferred tax assets are realizable primarily through carryback of existing deductible temporary differences to recover taxes paid in prior years and through future reversal of existing taxable temporary differences.

The effective tax rate is less than the federal statutory rate in each year as a result of the following items:
(Dollars in Thousands)

                                                                       1995                 1994                  1993
                                                              --------------------- --------------------- ---------------------
                                                                            % Of                  % Of                  % Of
                                                                           Pre-Tax               Pre-Tax               Pre-Tax
                                                                Amount     Income     Amount     Income     Amount     Income
                                                              ---------- ---------- ---------- ---------- ---------- ----------
Federal Income Tax at Statutory Rate........................   $89,058       35.0%    $81,441     35.0%     $73,355     35.0%
Increase (Decrease) in Tax Rates Resulting from
  Tax-Exempt Interest Income on Investment Securities.......    (6,832)      (2.7)     (7,567)    (3.3)      (9,218)    (4.4)
  Tax-Exempt Interest Income on Loans.......................    (3,684)      (1.4)     (3,768)    (1.6)      (5,022)    (2.4)
  Interest Disallowance on Tax-Exempt Assets................       877         .4         945       .4        1,457      0.7
  Non-deductible Merger Related Expenses....................     3,500        1.4           0                     0
  Other, Net................................................     1,718         .6        (451)     (.2)      (1,504)    (0.7)
                                                              ---------- ---------- ---------- ---------- ---------- ----------
Total Income Tax Expense....................................   $84,637       33.3%    $70,600     30.3%     $59,068     28.2%
                                                              ========== ========== ========== ========== ========== ==========

The components of deferred tax assets and liabilities are as follows:


December 31,                                                                     1995          1994
(Dollars in thousands)                                                       ____________  ____________
Deferred Tax Assets
  Provision for Possible Credit Related Losses in Excess of Charge-offs......    $61,187       $61,065
  Interest Income on Non-Accrual Loans.......................................        852         1,181
  Deferred Compensation......................................................      5,812         5,865
  Deferred Fees for Financial Accounting Purposes
       Recognized for Tax Purposes...........................................      7,726         7,653
  Expense Accruals not Deductible Until Paid for Tax Purposes................     16,280         3,793
  Differences Related to Financial and Tax Treatment
       of Other Real Estate Owned ...........................................      4,293         4,217
  Other......................................................................      1,242           348
                                                                             ------------  ------------
Total Deferred Tax Assets....................................................     97,392        84,122
                                                                             ------------  ------------
Deferred Tax Liabilities
  Differences Related to Financial and Tax
       Treatment of Leasing Activities.......................................     33,687        29,832
  Accelerated Tax Depreciation...............................................     14,229        13,442
  Differences Related to Financial and Tax
       Treatment of Investment Activities....................................        960         4,812
  Differences Related to Financial and Tax
       Treatment of Mortgage Banking Operations..............................      1,263         1,443
  Expenses Accelerated for Tax Purposes......................................     10,352         9,206
  Other......................................................................      6,497         6,750
                                                                             ------------  ------------
Total Deferred Tax Liabilities...............................................     66,988        65,485
                                                                             ------------  ------------
Net Deferred Tax Asset.......................................................    $30,404       $18,637
                                                                             ============  ============

NOTE 11:  FAIR VALUES AND OTHER INFORMATION FOR FINANCIAL
          INSTRUMENTS, INCLUDING DERIVATIVES

     Statement of Financial Accounting Standards No. 105 "Disclosure of Information about Financial Instruments with Off-Balance Risk and Financial Instruments with Concentrations of Credit Risk", Statement No. 107 "Disclosures about Fair Value of Financial Instruments" and Statement No. 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" require the disclosure of estimated fair value of all asset, liability and off-balance sheet financial instruments, including derivatives, in addition to risks related to off-balance sheet instruments.

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

     Only existing on and off-balance sheet financial instruments are subject to fair value estimates. A value is not assigned to fee-based businesses such as
Meridian's asset management and trust operations.   In addition,  Meridian
retains demand and savings deposits which aggregated $7.3 billion or 65% of all deposits at December 31, 1995. The value of such deposits results from the low-cost funding provided by these liabilities as compared to other funding sources. The substantial value of these deposits is not reflected in the fair value estimates because it is not a requirement of SFAS 107. The value of other non-financial instruments, such as property, plant and equipment is also not considered. In addition, tax implications related to the realization of unrealized gains and losses can significantly affect fair value and have not been considered in these estimates.

     Because of these reasons, the aggregate fair values presented are not meant to represent an estimate of the underlying value of Meridian taken as a whole at December 31, 1995 and 1994. The carrying and estimated fair values of financial instruments of Meridian are as follows:

                                            1995                   1994
                                            ----                   ----

                                    Carrying/              Carrying/
                                    Notional   Estimated   Notional   Estimated
(in thousands)                      Amount     Fair Value  Amount     Fair Value
                                    ---------  ----------  ---------  ----------
TRADING FINANCIAL INSTRUMENTS
- -----------------------------

On-Balance Sheet Financial Assets
- ---------------------------------

Mortgage Loans                        $64,244     $64,244   $285,975    $285,975
Investment Securities                  81,638      81,638     60,195      60,195

Off-Balance Sheet Financial Instruments
- ---------------------------------------

Derivatives
- -----------

Commitments to Purchase and
 Sell Mortgages                      $139,803       ($125)  $120,817       ($150)


NONTRADING FINANCIAL INSTRUMENTS
- --------------------------------

On-Balance Sheet Financial Assets
- ---------------------------------

Cash and Due from Banks              $839,010    $839,010   $669,642    $669,642

Short-term Investments                 72,530      72,530    220,418     220,418

Investment Securities               1,338,548   1,343,170  2,872,419   2,753,307

Investment Securities Available     1,289,570   1,289,570    434,994     434,994
  for Sale

Loans and Other Assets                124,592     124,592     90,590      90,590
  Held for Sale

Loans, Net                          9,614,337   9,861,665  9,322,365   9,323,043

Other Assets                          136,631     136,631    129,256     129,254

On-Balance Sheet Financial
 Liabilities
- --------------------------

Demand and Savings
  Deposits                         $7,265,418  $7,265,418 $7,656,291  $7,656,291

Time Deposits                       3,884,428   3,898,015  3,723,276   3,612,024

 Short-Term Borrowings              1,518,181   1,518,181  1,812,566   1,812,566

Long-Term Debt and Other              500,192     512,841    358,529     334,919
  Borrowings

Accrued Interest Payable               82,438      82,438     62,344      62,344


Certain non-financial assets and liabilities as defined in SFAS 107 have not been included in the accompanying table. Therefore, loans and long-term debt will not agree to the Consolidated Balance Sheet.

Off-Balance Sheet Financial Instruments
- ---------------------------------------

Derivatives
- -----------

Commitments to Purchase and
  Sell Mortgages and Securities
  (Including Forward Rate
   Agreements)                     $   150,904   $  1,814   $  134,869     ($506)

Tender Option Bonds                    208,103      4,995      255,948     5,709

Treasury Float Contracts               623,738        884    1,021,075     4,345

Interest Rate Swap Agreements        2,175,038      7,655    2,893,000  (100,906)

Purchased Interest Rate Floors         725,000 (1) 20,786      500,000        73

Caps Written as Part of
  Interest Rate Collars                200,000      1,363       ------    ------

Interest Rate Caps and Floors          188,322     ------      267,103    ------
  for Customers

Other Interest Rate Contracts           33,734          0       32,308       (20)

Other
- -----

Commitments to Extend Credit       $ 4,187,960      ($958)  $3,686,257     ($832)

Standby and Commercial Letters         597,145     (4,943)     514,697    (4,915)
  of Credit

Mortgage Loans Sold and Loan
  Servicing Acquired with
   Recourse                            427,798    (12,041)     533,438   (11,500)

(1) Includes $200,000 of floors purchased as part of interest rate collars.

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

   Trading Account Assets. Trading account assets are marked-to-market for financial reporting purposes and therefore already approximate fair value. The fair value of investment securities held for trading are based on quoted market prices. The fair value of mortgage loans held for trading are based on market prices for comparable instruments, adjusted for differences between the two instruments such as credit quality.

   Investment Securities and Investment Securities Available for Sale. The fair values of investment securities and investment securities available for sale are based on quoted market prices as of the balance sheet date. For certain instruments, fair value is estimated by obtaining quotes from independent securities dealers.

   In accordance with SFAS No. 115, investment securities available for sale are marked-to-market for financial reporting purposes and therefore already approximate fair value.

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

   Off-Balance Sheet Financial Instruments, Including Derivatives. Meridian uses various off-balance sheet financial instruments, including derivatives, in conducting its business activities and in managing its balance sheet risks. The section of Management's Discussion and Analysis of Earnings and Financial Position titled Derivatives on pages 13 through 19 contains additional information on derivatives and is incorporated by reference into this Note 11.

     The value of these instruments is based on the amount that Meridian would either pay or receive to replace Meridian's position in these contracts. Fair values for Meridian's off-balance sheet financial instruments are calculated based on (1) market prices (forward rate agreements and interest rate swaps);
(2) market prices for comparable instruments, adjusted for differences between the two instruments such as credit quality (mortgage loans sold or loan servicing acquired with recourse, commitments to purchase or sell securities, tender option bonds, treasury float contracts, purchased interest rate contracts, interest rate collars and other interest rate contracts); and (3) fees currently charged to enter into similar agreements, taking into account the remaining term of the agreement and the present credit risk assessment of the counterparty (commitments to extend credit and standby and commercial letters of credit).

A discussion of each type of off-balance sheet financial instrument and its related risks is as follows:

    .Meridian extends binding loan commitments to prospective borrowers. Such commitments assure the borrower of financing for a specified period of time or at a specified rate and usually require the payment of a fee. The risk to Meridian in an undrawn loan commitment is limited by the terms of the contract. For example, Meridian may not be obligated to advance funds if the customer's financial condition deteriorates or if the customer fails to meet specific covenants. An undrawn loan commitment represents both a potential credit risk once the funds are advanced to the customer and liquidity risk since the customer may demand immediate cash that would require a funding source. Meridian's credit review and approval process for loan commitments is the same as the process used for loans. In addition, Meridian's Credit Policy Committee reviews customer requests for loan commitments and monitors outstanding commitments on an ongoing basis. Meridian's current liquidity position continues to satisfy its needs for funds. In addition, since a portion of these loan commitments normally expire unused, the total amount of outstanding commitments at any point in time will not require a funding source.

    .Standby and commercial letters of credit are instruments issued by a bank that represents an obligation to guarantee payments on certain transactions of its customers. Meridian evaluates the creditworthiness of each of its letter of credit customers, using the same review and approval process that is used for loans. In addition, Meridian has established guidelines limiting the amount of total outstanding standby letters of credit to a specified percentage of its shareholders' equity. Compliance with these guidelines is monitored on a monthly basis.

     The amount of collateral received on loan commitments and on standby letters of credit is dependent upon the individual transaction and the creditworthiness of the customer.

  . Meridian originates and sells residential mortgage loans as part of various mortgage-backed security programs sponsored by United States government agencies or government-sponsored agencies, such as the Government National Mortgage Association, Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. Certain sales and other servicing acquired are subject to recourse provisions in the event of default by the borrower. Meridian provides for potential losses against these mortgage-backed securities by establishing reserves at the time of sale and evaluates the adequacy of these reserves on an ongoing basis.

  . Meridian has commitments to buy/sell mortgage-backed securities or loans with delivery at a future date but typically within 120 days. The risk associated with these instruments is one of interest rate risk. In a declining interest rate environment, commitments to sell mortgage-backed securities or loans will decline in value. In a rising interest rate environment, commitments to buy mortgage-backed securities or loans will decline in value.

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

    .Tender option bonds are also instruments associated with municipalities. A municipality generally issues a tax-free, fixed rate, long-term security in order to finance the origination of single family residential mortgages. The municipality enters into a tender option bond program with Meridian, either through a contractural arrangement or a tax-exempt trust structure which converts the fixed rate long-term instrument into a variable rate short-term product. Under the terms of this agreement, the municipality will pay a fixed rate to Meridian over the life of the underlying bond. Meridian, in turn, pays a short-term variable rate to the ultimate bondholder, who has the option to sell the bonds back to Meridian. Meridian also receives the right to remarket any purchased bonds at a short-term, tax-exempt, variable rate.

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

     Meridian's position in forward rate agreements and tender option bonds is sometimes hedged through the use of other interest rate sensitive financial instruments such as options. In addition, these two instruments have interest rate sensitivities that move in opposite directions. However, tender option bonds have not been entered into as hedges of specific transactions.

    .A treasury float contract is created because a municipality, which has defeased a bond issue with government securities, has a mismatch in the timing of the maturity of the securities and the date the funds are needed to pay the debt service. Meridian will pay an up-front fee for the right to sell government securities to the municipality, generally at par. Meridian retains any profit between the sales price and the price at which Meridian acquired the securities. The maximum risk of loss cannot exceed the premium paid for these contracts which was $858 thousand at December 31, 1995 and is included on the consolidated balance sheets.

    .Interest rate swap agreements, the principal derivative product used by Meridian, involve the exchange of fixed and floating rate interest payments without the exchange of the underlying contractual or notional amounts. These agreements are used as part of the asset and liability management process to alter the repricing characteristics of a portion of the core deposit base. Risk in these transactions involves the risk of counterparty nonperformance under the terms of the contract. The notional or contract amount does not represent the risks inherent in these agreements. The risk of loss can be approximated by estimating the cost, on a present value basis, of replacing an instrument at current market interest rates. Credit risk is managed by performing credit reviews and through ongoing credit monitoring procedures.

    .Purchased interest rate floors are also used as part of the asset and liability management process to protect net interest income from the effects of declining interest rates or a flattening of the yield curve. In an interest rate floor contract, Meridian pays a premium to a counterparty for the right to receive payments if interest rates associated with a particular index fall below
a predetermined level.   Risk in these transactions involves the risk of
counterparty nonperformance under the terms of the contract. The notional or contract amount does not represent the risks inherent in these agreements. The maximum risk of loss cannot exceed the premium paid.

    .Interest rate collars are instruments whereby Meridian combines the purchase of a floor with the sale of a cap to hedge against interest rates movements. Payments would be received when market rates are below a predetermined level and payments would be made when market rates are above a
predetermined level.   Risk in these transactions involves the risk of
counterparty nonperformance under the terms of the contract and a rise in interest rates above the predetermined cap.

   .Interest rate options, caps, and floors involve the receipt of a fee by Meridian in exchange for assumption of the risk of interest rate movements beyond a predetermined level. Interest rate caps or floors are written to enable customers to manage their interest rate risks.

NOTE 12:  COMMITMENTS AND CONTINGENCIES

Concentrations of Credit Risk

     Loan concentrations are considered to exist when a multiple number of borrowers are engaged in similar activities and have similar economic characteristics which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. At December 31, 1995, Meridian's commercial loans and commitments did not have any industry concentration or other known concentration that exceeded 10% of total loans and commitments.

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

NOTE 13:  INDUSTRY SEGMENTS

    Meridian operates principally in two business segments - banking and securities (broker-dealer activities). Selected financial information for these segments is as follows (ratios unaudited).

(Dollars in Thousands)
                                                             Net Income                        Assets at December 31,
                                                -----------------------------------       -----------------------------
                                                    1995          1994         1993              1995              1994
                                                --------      --------     --------       -----------       -----------
Banking.......................................  $166,646      $155,650     $139,036       $14,425,635       $14,550,315
Securities (Broker-Dealer Activities).........     3,168         3,708       18,725           332,591           502,332
                                                --------      --------     --------       -----------       -----------
Consolidated .................................  $169,814      $159,358     $157,761       $14,758,226       $15,052,647
                                                ========      ========     ========       ===========       ===========
Income before Restructuring
  and Merger-Related Charges (net of taxes):
  Banking.....................................  $193,164                   $150,411
  Securities (Broker-Dealer Activities).......     6,427                     18,725
                                                --------                   --------
  Consolidated ...............................  $199,591                   $169,136
                                                ========                   ========
BANKING                                             1995          1994         1993
- ----------------------------------------------  --------      --------     --------
Net Interest Income (1).......................  $626,188      $623,148     $629,887
Provision for Possible Loan Losses............    39,498        28,147       57,635
Non-Interest Income...........................   205,710       185,812      204,474
Non-Interest Expenses.........................   526,607       536,155      573,698
  Before Restructuring and
    Merger-Related Charges....................   491,197       536,155      556,198
Net Interest Margin (1).......................      4.75%         4.85%        5.04%
Return on Average Assets......................      1.17%         1.11%        1.01%
  Before Restructuring and
    Merger-Related Charges....................      1.35%         1.11%        1.01%
Return on Average Equity......................     13.61%        13.05%       12.60%
  Before Restructuring and
    Merger-Related Charges....................     15.78%        13.05%       12.60%
Loans
  Commercial.................................. 6,064,785     5,946,787    5,468,107
  Real Estate-Residential..................... 1,297,353     1,217,142      993,459
  Consumer.................................... 2,801,713     2,598,509    2,547,475
Deposits......................................11,149,846    11,335,103   11,268,615
Equity........................................ 1,288,005     1,204,767    1,171,435
Equity to Assets..............................      8.93%         8.28%        8.52%

(1) Taxable Equivalent Basis

SECURITIES (BROKER-DEALER ACTIVITIES)               1995          1994         1993
- ----------------------------------------------   -------       -------      -------
Net Revenues (1)..............................   $55,544       $48,263      $77,376
Operating Expenses............................    51,812        43,513       49,829
  Before Restructuring Charges................    46,797        43,513       49,829
Par Value of Bonds Underwritten...............   447,108       807,648    1,121,501
Number of Trades..............................    39,176        32,350       42,548
Tender Option Bonds...........................   208,103       255,948      435,243

(1) Gross revenues less interest expense.

Note 14. MERIDIAN BANCORP, INC.
   (PARENT COMPANY ONLY)

Condensed Balance Sheets

                                            -------------------------------
December 31,                                   1995                 1994
(Dollars In Thousands)                      ----------           ----------
Assets

Cash.......................................        $10                   $3
Short-Term Investments.....................      4,010               15,180
Investment in Subsidiaries
 Banking...................................  1,360,813            1,237,526
 Non-Banking...............................     90,092              127,843
Investment Securities Available for Sale...     98,332                    -
Premises and Equipment.....................     11,655               12,493
Intercompany Note Receivable...............     80,993               83,155
Other Assets...............................     23,727               27,898
                                            ----------           ----------

  Total Assets............................. $1,669,632           $1,504,098
                                            ==========           ==========


Liabilities and Shareholders' Equity

Short-Term Borrowings......................          -              $75,000
Long-Term Debt and Other Borrowings........   $325,034              174,464
Accrued Interest Payable...................      4,461                4,375
Other Liabilities..........................     33,706               35,174
Shareholders' Equity.......................  1,306,431            1,215,085
                                            ----------           ----------

  Total Liabilities and
  Shareholders' Equity..................... $1,669,632           $1,504,098
                                            ==========           ==========

Condensed Statements of Income


                                                                    -------------------------------------------------------------
Year ended December 31,                                                   1995                     1994                  1993
(Dollars in Thousands)                                              -----------------        ----------------       -------------
Income

Interest Income from Subsidiaries..................................           $10,297                  $4,966              $4,570
Management Fees from Subsidiaries..................................            33,010                  35,822              57,383
Interest and Fees on Loans.........................................               224                     224               4,160
Investment Securities Income.......................................               308                     552                 955
Net Securities Gains...............................................             2,574                     261                 607
Intercompany Service Fees..........................................                74                     616                 578
Other Non-Interest Income..........................................               205                       -               1,414
                                                                    -----------------        ----------------       -------------
 Total Income......................................................            46,692                  42,441              69,667

Expenses

Interest on Borrowings.............................................            20,651                  14,021              12,489
Salaries and Benefits..............................................            26,738                  25,197              35,627
Net Occupancy Expense..............................................             5,610                   4,578               5,528
Equipment Expense..................................................             2,028                   2,520               3,446
Restructuring and Merger-Related Charges...........................            13,937                       -                   -
Other Non-Interest Expenses........................................            19,741                   4,782              30,808
                                                                    -----------------        ----------------       -------------
 Total Expenses....................................................            88,705                  51,098              87,898
                                                                    -----------------        ----------------       -------------
Loss Before Taxes and Earnings of Subsidiaries.....................           (42,013)                 (8,657)            (18,231)
Credit For Income Taxes............................................            (9,355)                 (1,602)             (4,803)
                                                                    -----------------        ----------------       -------------
Loss Before Earnings of Subsidiaries...............................           (32,658)                 (7,055)            (13,428)
Dividend Income from Subsidiaries
 Banking Subsidiaries..............................................            97,035                 141,150              68,101
 Non-Banking Subsidiaries..........................................             1,600                   7,200                 850
Undistributed Earnings of Subsidiaries.............................           103,837                  20,793             100,753
                                                                    -----------------        ----------------       -------------
 Income Before Cumulative Effect of Changes in
  Accounting Principles............................................           169,814                 162,088             156,276
Cumulative After-Tax Effect of Changes in
  Accounting Principles............................................                 -                  (2,730)              1,485
                                                                    -----------------        ----------------       -------------
Net Income.........................................................          $169,814                $159,358            $157,761
                                                                    =================        ================       =============

Condensed Statements of Cash Flows

                                                              -----------------   -----------------   -----------------
Year ended December 31,                                              1995                1994                1993
                                                              -----------------   -----------------   -----------------
(Dollars in Thousands)
Cash Flows from Operating Activities

Net income..................................................           $169,814            $159,358            $157,761
Adjustments to Reconcile to Net Cash Provided by
 Operating Activities
  Earnings of Subsidiaries..................................           (202,472)           (169,143)           (169,704)
  Cash Dividends Received from Subsidiaries.................             98,635             148,350              68,951
  Cumulative Effect of Changes in Accounting Principles.....                  -               2,730              (1,485)
  Depreciation and Amortization.............................              4,958               5,372               5,309
  Other, Net................................................              3,441               1,892              (2,072)
  Decrease (Increase) in Other Operating Assets.............                938              31,817             (23,253)
  Increase (Decrease) in Other Operating Liabilities........             (1,382)            (19,286)             29,536
                                                              -----------------   -----------------   -----------------
      Net Cash Provided by Operating Activities.............             73,932             161,090              65,043
                                                              -----------------   -----------------   -----------------

Cash Flows from Investing Activities

Sales of Investment Securities..............................                  -                   -              64,508
Purchase of Investment Securities...........................                  -                   -              (1,529)
Purchases of Investment Securities Available for Sale.......            (98,292)                  -                   -
Capital Contributions and Advances to Subsidiaries..........           (122,590)           (229,684)            (53,036)
Repayment of Advances to Subsidiaries.......................            144,557             112,778                   -
Purchases of Premises and Equipment.........................               (913)               (863)             (3,803)
Proceeds from Sales of Premises and Equipment...............                143                 917                  19
                                                              -----------------   -----------------   -----------------
      Net Cash Provided by (Used for) Investing Activities..            (77,095)           (116,852)              6,159
                                                              -----------------   -----------------   -----------------

Cash Flows from Financing Activities

Cash Dividends Paid to Common Shareholders..................            (81,115)            (77,303)            (69,635)
Proceeds from issuances of Common Stock.....................             15,473               2,082              16,242
Purchases of Treasury Stock and ESOP Shares.................            (16,503)            (54,834)                  -
Funds Transferred to Trust for Future ESOP Purchases........                  -             (24,432)                  -
Proceeds from Borrowings....................................                  -              75,000                   -
Repayment of Long-Term Debt and Other Borrowings............            (75,078)                (80)                (43)
Proceeds from Issuance of Long Term Debt....................            149,223                   -                   -
                                                              -----------------   -----------------   -----------------
      Net Cash Used for Financing Activities................             (8,000)            (79,567)            (53,436)
                                                              -----------------   -----------------   -----------------

Cash and Cash Equivalents

Net Increase (Decrease) During the Year.....................            (11,163)            (35,329)             17,766
Balance at Beginning of Year................................             15,183              50,512              32,746
                                                              -----------------   -----------------   -----------------
Balance at End of Year......................................             $4,020             $15,183             $50,512
                                                              =================   =================   =================

Interest payments totaled $20,565, $13,616 and $10,682 in 1995, 1994 and 1993, respectively. Noncash financing activity consists of stock and warrants aggregating $6,972 in 1994 and stock of $20,063 in 1993 issued as a result of mergers. Income tax payments were $43 in 1995 and refunds were $626 in 1994.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The name, age, term of office and principal occupation for the last five years for each director is set forth below.


DeLight E. Breidegam, Jr.  69       Director since November 13, 1984.  Chairman,
                                    East Penn Mfg. Co., Inc. (battery
                                    manufacturer).

Thomas F. Burke, Jr.       49       Director since August 31, 1993.  Attorney.
                                    Director of Commonwealth Bancshares
                                    Corporation until August 31, 1993.
                                    President, The First Bank of Greater Pittson
                                    until December 31, 1991.

Robert W. Cardy            59       Director since April 20, 1993.  Chairman,
                                    President, Chief Executive and Director,
                                    Carpenter Technology Corp. (specialty steel
                                    and alloys manufacturer) since July 1, 1992;
                                    prior thereto, President, Chief Operating
                                    Officer and Director, Carpenter Technology
                                    Corp. from November 1, 1990.

Harry Corless              67       Director since April 25, 1989.  Retired
                                    Chairman, ICI Americas Inc. (chemical
                                    manufacturer) since August 1989; prior
                                    thereto, Chairman and Chief Executive, ICI
                                    Americas Inc. from April 1986.  Also a
                                    director of Nalco Chemical Company and
                                    Uniroyal Chemical Corporation.

William D. Davis           64       Director since August 31, 1993.  Vice
                                    Chairman of Pennsylvania Enterprises, Inc.

                                    (utility holding company) since June 1991;
                                    Director of Pennsylvania Enterprises, Inc.
                                    since 1981.  Chairman, Chief Executive
                                    Officer and Director, Commonwealth
                                    Bancshares Corporation until August 31,
                                    1993.  Chairman, Commonwealth Bank until
                                    August 31, 1993.

Julius W. Erving           46       Director since September 24, 1987.
                                    President, The Erving Group and Dr. J.
                                    Enterprises; part-owner, Philadelphia Coca-
                                    Cola Bottling Company and Television Station
                                    WKBW, Buffalo, New York.  Member,
                                    Philadelphia 76'ers basketball team until
                                    April 1987.  Also a director of Converse,
                                    Inc.

Fred D. Hafer              55       Director since October 27, 1988.  President,
                                    Chief Operating Officer and Director,
                                    Metropolitan Edison Company (electric
                                    utility).  President, Chief Operating
                                    Officer and Director, Pennsylvania Electric
                                    Co.  Also a director of GPU Service
                                    Corporation, GPU Nuclear Corporation, and
                                    Utilities Mutual Insurance Company.

Edward J. Hobbie           58       Director since February 23, 1996.  Director
                                    of United Counties Trust Corporation until
                                    February 23, 1996.  Principal, Chamberlin &
                                    Hobbie (law firm).

Lawrence C. Karlson        53       Director since September 23, 1991.
                                    Chairman, President and Chief Executive
                                    Officer, Karlson Corporation (private
                                    holding company) since 1986.  Also a
                                    director of ABB Industrial Systems, Berwind
                                    Industries, Inc., CDI Corp., ABB Robotics,
                                    Inc., Vidar Systems, Inc., Harris Group,
                                    Inc., and Amerisource Corporation.  Also,
                                    Retired

                                    Chairman, Spectra Physics AB (Stockholm)
                                    (group of high technology companies) from 1990 to 1993.

Ezekiel S. Ketchum         60       Director since September 11, 1984.
                                    President and Chief Operating Officer,
                                    Meridian from February 1988 to May 1, 1995;
                                    prior thereto, Vice Chairman, Meridian from
                                    September 1984; President and Chief
                                    Executive Officer, Meridian Bank since April
                                    1991; prior thereto, President, Meridian
                                    Bank (and its predecessor) since April 1982.

Sidney D. Kline, Jr.       64       Director since June 30, 1983.  Chairman and
                                    Co-Manager, Stevens & Lee (law firm).

George W. Leighow          61       Director since August 31, 1993.
                                    Veterinarian and owner of Leighow Veterinary
                                    Hospital.  Director of Commonwealth
                                    Bancshares Corporation until August 31,
                                    1993.

Samuel A. McCullough       57       Director since June 30, 1983.  Chairman and
                                    Chief Executive Officer, Meridian since
                                    February 1988; prior thereto, President and
                                    Chief Executive Officer, Meridian from June
                                    1983; Chairman of Meridian Bank (and its
                                    predecessor American Bank and Trust Co. of
                                    Pa.) since April 1982.  Also a director of
                                    Fidelity National Financial, Inc.

Joseph F. Paquette, Jr.    61       Director since April 24, 1990.  Chairman
                                    and Director, PECO Energy (electric and gas
                                    utility) since April 1995; prior thereto,
                                    Chairman, Chief Operating Officer and
                                    director since April 1988.

Daniel H. Polett           60       Director since November 13, 1984.  Chairman,
                                    Wilkie Buick Chevrolet Subaru (automobile
                                    dealership) and owner operator of various
                                    other automobile dealerships and related
                                    businesses.

Lawrence R. Pugh           63       Director since January 23, 1986.  Chairman,
                                    Chief Executive Officer and Director, VF
                                    Corp. (apparel manufacturer).  Also a
                                    director of Black & Decker, Inc., Unum
                                    Corporation and Mercantile Stores Company,
                                    Inc.

Paul R. Roedel             68       Director since June 30, 1983.  Retired
                                    Chairman and Chief Executive Officer,
                                    Carpenter Technology Corp. (specialty steel
                                    and alloys manufacturer) since June 30,
                                    1992; prior thereto, Chairman and Chief
                                    Executive Officer, Carpenter Technology
                                    Corp. from July 1987; Director, Carpenter
                                    Technology Corp. since 1973.  Also a
                                    director of General Public Utilities
                                    Corporation and P. H. Glatfelter Co.

Wilmer R. Schultz          69       Director since November 13, 1984.
                                    President, Wilmer R. Schultz, Inc. (general
                                    contractors).

Robert B. Seidel           69       Director since June 30, 1983.  Retired
                                    Chairman, American Manufacturing Corporation
                                    (private holding company) since April 1991;
                                    prior thereto, Chairman, American
                                    Manufacturing Corporation from March 1983.
                                    Also a director of United National Insurance
                                    Company.

David E. Sparks            51       Director since April 20, 1993.  Vice
                                    Chairman and Chief Financial Officer of
                                    Meridian and Meridian Bank since February,
                                    1991.  Prior thereto, Vice Chairman,
                                    Treasurer and Chief Financial

                                    Officer of Meridian and Meridian Bank from
                                    February 1990; prior thereto, Executive Vice
                                    President, Midlantic Corporation from March
                                    1985.

George Strawbridge, Jr.    58       Director since January 1, 1988.  Private
                                    investor; owner and President, Augustin
                                    Stables (sole proprietorship); adjunct
                                    professor of Latin American History and
                                    Political Science, Widener University.  Also
                                    a director of Delaware Trust Company and
                                    Campbell Soup Company.

Anita A. Summers           70       Director since February 27, 1987.  Professor
                                    Emerita, Department of Public Policy and
                                    Management, Wharton School, University of
                                    Pennsylvania, and Senior Research Fellow,
                                    Wharton Real Estate Center, University of
                                    Pennsylvania.  Also, Chairman of the Board
                                    of Directors of Mathematica Policy Research,
                                    Inc.

Judith M. von Seldeneck    55       Director since June 30, 1983.  Chief
                                    Executive Officer, The Diversified Search
                                    Companies (executive search firm).  Also a
                                    director of Keystone Corporation and Tasty
                                    Baking Company.

Earle A. Wootton           51       Director since August 31, 1993.  President,
                                    Montrose Publishing Company, Inc. since
                                    1974.  Director, Commonwealth Bancshares
                                    Corporation until August 31, 1993 and County
                                    National Bank from 1979 to 1991.  Also a
                                    director of Greenfield Printing and
                                    Publishing Company, Inc.

_____________________________

     Information regarding executive officers of the Registrant is presented in
Part I, Item 4A of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Paid to Executive Officers

     The following table sets forth information for each of the three years ended December 31, 1995 concerning the annual and long-term compensation for services in all capacities to the Registrant of those persons who were (i) the chief executive officer of the Registrant during the fiscal year ended December 31, 1995, or (ii) the other four most highly compensated executive officers of the Registrant serving at December 31, 1995. There were no other executive officers for whom disclosure would have been provided but for the fact that such individuals were not serving at the end of the 1995 fiscal year.

Summary Compensation Table

                                                                                         Long Term Compensation
                                                                          ---------------------------------------------------
                                      Annual Compensation                          Awards               Payouts
                          --------------------------------------------    -------------------------     -------

                                                                                         Securities
        Name                                                 Other        Restricted     Underlying
         and                                                 Annual         Stock         Options/        LTIP     All Other
      Principal                    Salary      Bonus      Compensation     Award(s)       SARs(3)        Payouts   Compensa-
      Position            Year      ($)        ($)(1)          ($)          (2)($)          (#)          (4)($)    tion(4)(5)
      --------            ----     ------     --------    ------------     --------      ----------      ------    ----------
Samuel A. McCullough      1995    $600,000    $526,654        $ 0            $ 0                0         $ 0       $24,000
 Chairman and Chief       1994     600,000     125,122          0              0           50,000           0        36,000
 Executive Officer        1993     600,000     308,500          0              0           40,000           0        36,000

David E. Sparks           1995     330,000     224,928          0              0                0           0        13,200
 Vice Chairman and        1994     330,000      58,152          0              0           25,000           0        19,800
 Chief Financial          1993     300,000     115,500          0              0           20,000           0        18,000
 Officer

William M. Fenimore, Jr.  1995     250,000     153,157          0              0           10,300           0        10,585
 Group Executive          1994     250,000      19,231          0              0           15,000           0         1,721
 Vice President           1993           -           -          -              -                -           -             -

George W. Grosz           1995     250,000     130,288          0              0                0           0        10,585
 President and CEO,       1994     250,000      43,030          0              0           15,000           0         1,286
 Meridian Asset           1993           -           -          -              -                -           -             -
 Management, Inc.

P. Sue Perrotty           1995     235,000     143,968          0              0                0           0         9,400
 Group Executive          1994     235,000      73,063          0              0           15,000           0        12,000
 Vice President           1993     170,000      63,903          0              0            9,000           0        10,200

(1)  Includes (i) amounts paid under the Registrant's Executive Incentive Plan,
     (ii) a special one-time bonus related to the Registrant's 59.9 expense reduction program, and (iii) a special one-time bonus of one week of base salary paid to all employees of the Registrant.

(2)  The Registrant does not have a restricted stock award program.

(3) Indicates number of shares for which options were granted during the applicable period. The Registrant's Stock Option Plan is designed to grant options on an annual basis. Grants of options are normally made at the end of each year, and therefore occur in December or January. Grant information for 1995 represents 1995 grants made in January 1996. Grant information for 1994 represents 1994 grants made in January 1995. Grant information for 1993 represents 1993 grants made in December 1993. No SARs or SARS granted in tandem with stock options were awarded during any of the periods indicated.

(4) The Registrant's only long-term incentive plan, other than the Stock Option Plan, is the three-year Executive Intermediate Performance Plan. The three-year cycles completed in 1993, 1994 and 1995 did not meet threshold performance, and therefore there was no award under the Plan for these years. Threshold and target financial performance for each cycle since the commencement of the Plan, including the cycle commencing in 1995, have been a return on equity of 15% and 16%, respectively.

(5) Amounts include (i) contributions to the Registrant's "thrift type" 401(k) Savings Plan on behalf of each of the named executive officers to match pre-tax elective deferral contributions (which are included under Salary) made by each such officer to the Savings Plan (Mr. Sparks--$9,240; and Ms. Perrotty--$9,240) and (ii) matching contributions credited under the Registrant's Supplemental Salary Reduction Plan (Mr. McCullough--$24,000; Mr. Sparks--$3,960; Mr. Fenimore--$10,584; Mr. Grosz--$10,584; and
     Ms. Perrotty--$159), which is an unfunded plan which allows participants who are adversely affected by salary reduction limitations imposed for 401(k) plans to reduce their salaries by the additional pre-tax amounts that would be permitted in the absence of such limitations.

     The following table sets forth information concerning grants of stock options for the fiscal year ended December 31, 1995 to the named executive officers.

                     Option/SAR Grants in Last Fiscal Year

                                           Individual Grants
                            ---------------------------------------------------
                              Number of    % of Total                                 Potential Realizable
                             Securities     Options/                                    Value at Assumed
                             Underlying       SARs                                       Annual Rates of
                              Options/      Granted to   Exercise                       Price Appreciation
                                SARs        Employees     or Base                         for Option Term
                             Granted(1)     in Fiscal    Price(2)     Expiration      --------------------
       Name                     (#)           Year        ($/Sh)         Date         5%(%)(3)   10%($)(3)
       ----                  ----------    -----------   --------     ----------      --------   ---------
Samuel A. McCullough                 0              -          -              -             -          -
David E. Sparks                      0              -          -              -             -          -
William M. Fenimore, Jr.        10,300           2.64%    $46.50        2/23/06      $301,209   $763,323
George W. Grosz                      0              -          -              -             -          -
P. Sue Perrotty                      0              -          -              -             -          -

(1) All amounts represent nonqualified stock options; no SARs or SARs granted in tandem with options were granted during 1995. Terms of outstanding options are for a period of ten years and one month from the date the option is granted. An option may only be exercised after the holder has been an employee of the Registrant or one of its subsidiaries for one full year from the date the option is granted or one full year from the date the employee's employment is terminated "at the convenience of the employer," except that options become immediately exercisable upon a "change of control" and the Committee of the Board which administers the Plan has discretion to waive the one-year continuous employment requirement.
     Options are not exercisable following an optionee's voluntary termination of employment other than by reason of retirement or disability.

(2) Under the terms of the Plan, the exercise price per share must equal the fair market value on the date the option is granted. The exercise price may be paid in cash, in shares of common stock valued at fair market value on the date of exercise or pursuant to a cashless exercise procedure under which the optionee provides irrevocable instructions to a brokerage firm to sell the purchased shares and to remit to Registrant, out of the sale proceeds, an amount equal to the exercise price plus all applicable withholding taxes.

(3) The dollar amounts set forth under these columns are the result of calculations made at the 5% and 10% appreciation rates set forth in Securities and Exchange Commission regulations and are not intended to indicate future price appreciation, if any, of Registrant's common stock.


     The following table sets forth information concerning the exercise of options to purchase the Registrant's common stock by the named executive officers during the fiscal year ended December 31, 1995 as well as the number of securities underlying unexercised options and potential value of unexercised options (both options which are presently exercisable and options granted in 1995 which are not presently exercisable) as of December 31, 1995.

              Aggregated Option/SAR Exercises in Last Fiscal Year
                    and Fiscal Year-End Option/SAR Value(1)

                                                                             Number of                 Value of
                                                                             Securities               Unexercised
                                                                             Underlying               In-the-Money
                                                                           Options/SARs at           Options/SARs at
                                                                               Fiscal                  Fiscal Year-
                                                                             Year-End (#)              End ($)(3)
                                Shares Acquired       Value Realized         Exercisable/             Exercisable/
          Name                  on Exercise (#)           ($)(2)             Unexercisable            Unexercisable
          ----                  ---------------         ----------         ---------------           ---------------
Samuel A. McCullough               67,053               $1,550,781              201,600/0            $3,927,150/$0
David E. Sparks                    41,000                  971,294               65,000/0              1,142,500/0
William M. Fenimore, Jr.           15,000                  251,250               15,000/10,300           285,000/0
George W. Grosz                    10,000                  155,000               15,000/0                285,000/0
P. Sue Perrotty                         0                        0               44,800/0                909,600/0

_________________________

(1) All amounts represent stock options. No SARs or SARs granted in tandem with stock options were either exercised during 1995 or outstanding at fiscal year-end 1995.

(2) Represents the aggregate market value of the underlying shares of common stock at the date of exercise minus the aggregate exercise prices for options exercised.

(3) "In-the-money options" are stock options with respect to which the market value of the underlying shares of common stock exceeded the exercise price at December 31, 1995. The value of such options is determined by subtracting the aggregate exercise price for such options from the aggregate fair market value of the underlying shares of common stock on December 31, 1995.

                                  Pension Plan

     The following table indicates, for purposes of illustration, the approximate amounts of annual retirement income which would be payable under the terms of the Registrant's Retirement Plan, in the form of a straight life annuity, to a participant who retired as of December 31, 1995, at age 65, under various assumptions as to compensation and years of credited service. The benefit amounts set forth below are not subject to further reduction for Social Security or other offset amounts.


                                          Years of Credited Service
  Average             -----------------------------------------------------------------
Compensation            15              20              25             30          35
- ------------          ------          ------          ------         ------      ------
$150,000               40,684          54,245          67,806          75,306     82,806
 200,000               55,685          74,246          92,808         102,808    112,808
 250,000               70,682          94,243         117,804         130,304    142,804
 300,000               85,684         114,245         142,806         157,806    172,806
 350,000              100,685         134,246         167,808         185,308    202,808
 400,000              115,682         154,243         192,804         212,804    232,804
 450,000              130,684         174,245         217,806         240,306    262,806
 500,000              145,685         194,246         242,808         267,808    292,808
 550,000              160,682         214,243         267,804         295,304    322,804
 600,000              175,684         234,245         292,806         322,806    352,806
 650,000              190,685         254,246         317,808         350,308    382,808

     The 1995 compensation covered by the Meridian Retirement Plan for Messrs. McCullough, Sparks, Fenimore, Grosz and Ms. Perrotty was $650,000, $380,000, $300,000, $300,000 and $285,000, respectively. Such covered compensation consists of (i) base salary and (ii) variable compensation (which includes bonuses and any other incentive compensation) not to exceed $50,000 (the Salary and Bonus columns included in the Summary Compensation Table). As of December 31, 1995, Messrs. McCullough, Sparks, Fenimore, Grosz and Ms. Perrotty had accrued 20.25, 11, 1.33, 2.0 and 14.42 years of credited service, respectively, under the Retirement Plan for benefit accrual purposes.

     The Internal Revenue Code of 1986, as amended (the "Code"), limits the annual benefits which may be paid from a tax-qualified retirement plan. As permitted by the Employee Retirement Income Security Act of 1974, as amended, the Registrant has supplemental plans which authorize the payment out of general funds of the Registrant of any benefits calculated under provisions of the applicable retirement plan which may be above the limits or otherwise prohibited under these sections. Amounts payable pursuant to these plans in excess of such Code limitations are included in the table set forth above.

Executive Change in Control Agreements

     Prior to the execution of the CoreStates Merger Agreement, four executive officers of the Registrant, Messrs. McCullough, Sparks, Grosz and Fenimore, were parties to termination agreements. Under the terms of the CoreStates Merger Agreement, Messrs. Fenimore and Grosz were to retain their existing termination agreements, and Messrs. McCullough and Sparks were to enter into new termination agreements. With the consent of CoreStates, Meridian will not enter into a new termination agreement with Mr. McCullough, and Mr. McCullough will retain his existing termination agreement. Mr. Sparks has not entered into a new termination agreement as of March 31, 1996. Another executive officer of the Registrant, Ms. P. Sue Perrotty, has entered into a new termination agreement pursuant to the Merger Agreement.

     In the event, and only in the event, an executive's employment is terminated under the circumstances hereinafter described, each executive would be entitled to receive cash payments ("Termination Payments"). The factors that provide the basis for calculating Termination Payments could be determined only as of the specific dates upon which any such payments were made. Under the existing termination agreements for Messrs. McCullough, Fenimore and Grosz, and the proposed termination agreement for Mr. Sparks (assuming a new termination agreement is executed by Mr. Sparks in the form contemplated by the CoreStates Merger Agreement), and the new termination agreement for Ms. Perrotty, if Termination Payments were determined upon completion of the CoreStates Merger, the total of such payments

(exclusive of additional retirement benefits) to Messrs. McCullough, Sparks, Fenimore, Grosz and Ms. Perrotty would be approximately $3,196,000, $1,742,000, $766,000, $731,000, and $689,000 respectively. However, the foregoing Termination Payments with respect to Mr. Sparks (assuming a new termination agreement is executed by Mr. Sparks) and Ms. Perrotty would be limited to the extent necessary to avoid application of the "golden parachute" deduction and excise tax provisions of Sections 280G and 4999 of the Code.

     The new termination agreement proposed for Mr. Sparks would have a three-year term commencing upon completion of the Merger, and provides for severance benefits for a period of three years in the event of the termination of the executive's employment by CoreStates without "Cause" or by the executive with "Good Reason" (as each such term is defined). Such severance benefits would consist of (i) salary continuation (based on the highest salary during the year of termination and the two-year period preceding the executive's termination);
(ii) annual payments of the greater of (A) the highest bonus paid in respect of the year of termination or the preceding two years or (B) the highest bonus paid with respect to calendar years 1992-1994; (iii) annual payments of the highest amount contributed by the employer in the year of termination or the preceding three years under any tax-qualified defined contribution plans, supplemental salary reduction plan, defined contribution portion of a retirement restoration plan and other nonqualified plans; (iv) accrual of additional benefits under any tax-qualified defined benefit plan, supplemental retirement plan and defined benefit portion of a retirement restoration plan based on the highest compensation in the year of termination or the preceding three years; and (v) continued participation in welfare benefit plans or tax-effected payments in lieu thereof. The payments and benefits under this agreement would be limited to the extent necessary to avoid application of the "golden parachute" deduction and excise tax provisions of Sections 280G and 4999 of the Code. The new termination agreement for Ms. Perrotty is similar to Mr. Sparks' proposed agreement except that it provides, in general, for two years of payments and benefits.

     The existing termination agreements for Messrs. McCullough, Sparks, Fenimore and Grosz are similar to the termination agreement described above except that (i) such agreements do not contain the Code Sections 280G and 4999 limitation on the amount of payments and benefits and (ii) the agreements for Messrs. Fenimore and Grosz provide, in general, for two years of payments and benefits.

Performance Graph

     Set forth below is a graph comparing the yearly percentage change in the cumulative total shareholder return on the Registrant's common stock against the cumulative total return on the S&P Composite-500 Stock Index and the Keefe, Bruyette &

Woods, Inc. 50 Index (a market capitalization weighted bank stock index comprised of all money-center and most regional banking institutions) for the periods indicated. The graph assumes an initial investment of $100.00 with dividends reinvested over the periods indicated.



                        [PERFORMANCE GRAPH APPEARS HERE]



        December   December    December    December   December   December
         1990        1991        1992        1993       1994      1995

MERIDIAN   $100        $243        $339        $316       $311      $559
S&P 500     100         130         140         155        157       215
KBW         100         158         202         213        202       324


Compensation Paid to Directors

     All directors of the Registrant are also directors of Meridian Bank. Directors of the Registrant who are not executive officers of the Registrant are paid an annual retainer of $18,000 (including retainers paid by Meridian Bank). The Boards of Directors of the Registrant and Meridian Bank meet concurrently and directors receive an additional $1,000 for each such concurrent meeting and for each Registrant or Meridian Bank committee meeting which they attend. Also, the Chairman of each of the Audit, Compensation and Directors' Nominating Committees of the Registrant receives an additional annual retainer of $5,000, $3,000 and $2,000, respectively. Under a deferred compensation plan, directors of the Registrant who are not employees of the Registrant may elect to defer, with interest, all or part of their compensation for future distribution. In addition to fees paid by the Registrant, Messrs. Corless and Strawbridge received during 1995 fees for services as directors of Delaware Trust Company, a subsidiary of the Registrant, in the amounts of $5,900 and $6,300, respectively.

     The Registrant maintains a directors and officers liability insurance policy with CNA Insurance Companies, Great American Insurance Co. and the Chubb Insurance Group. The policy covers all directors, officers and employees of the Registrant and its subsidiaries for certain liability, loss, damage and expense which they may incur in their capacities as such, at a premium cost to the Registrant of approximately $604,000 per year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

     The following table sets forth information, as of February 15, 1996, as to beneficial owners, either directly or indirectly, of 5% or more of the outstanding shares of common stock and as to the right and power of the Registrant, directly or indirectly, to vote shares of common stock.

                                          Amount and
                                           Nature of    Percent
    Name and Address of                    Beneficial     of
      Beneficial Owner                     Ownership     Class
    -------------------                   ------------  --------

George Strawbridge, Jr., Nina S.
  Strawbridge and Barton J.
  Winokur, as co-trustees under
  a Deed of Trust of Mr. Strawbridge,
  dated January 21, 1991...............   4,200,310(1)     7.16%
     Building B, Suite 100
     3801 Kennett Pike
     Wilmington, DE  19807

Delaware Management Holdings, Inc......   5,494,414(2)     9.36%
  2005 Market Street
  Philadelphia, PA  19103

Meridian Asset Management, Inc.,
  Meridian Trust Company
  and Delaware Trust Capital
  Management, Inc.(3)(4) . . . . .          442,669(5)      .7%
     c/o Meridian Bancorp, Inc.
     35 North Sixth Street
     Reading, PA  19601

____________________

(1)  As reported in a Schedule 13D, dated March 28, 1991 (as amended May 15,
     1991), filed by such persons with the Securities and Exchange Commission. As reported, Mr. Strawbridge may be deemed to have sole voting and dispositive power over all of such shares by virtue of his power to revoke the trust, and Mrs. Strawbridge and Mr. Winokur may be deemed to share voting and dispositive power over such shares by virtue of their positions as trustees of such trust. Mrs. Strawbridge and Mr. Winokur each disclaims beneficial ownership of all of the shares owned by the trust. Mrs. Strawbridge may also be deemed to have sole voting and dispositive power over an additional

     5,000 shares held by a revocable trust and to share voting and dispositive power over 5,076 shares held in a fiduciary account for the benefit of her minor son; Mrs. Strawbridge disclaims beneficial ownership of such 5,076 shares. Mr. Strawbridge may be deemed to share voting and dispositive power over an additional 228,120 shares held by various trusts or fiduciary accounts for the benefit of members of his family; Mr. Strawbridge disclaims beneficial ownership of such 228,120 shares. Mr. Strawbridge also owns an additional 263 shares jointly with his son for which he shares voting and dispositive power.

(2) As reported as beneficially owned by Delaware Management Holdings, Inc. as of December 31, 1995 in filings made with the Securities and Exchange Commission. Of such shares, Delaware Management Holdings, Inc. reports sole voting power over 397,065 shares, shared voting power over 4,540 shares, sole dispositive power over 5,317,314 shares, and shared dispositive power over 177,100 shares.

(3) These shares were held of record by nominees for certain trust, estate and agency accounts administered by Meridian Asset Management, Inc., Meridian Trust Company and Delaware Trust Capital Management, inc.

(4) As of February 15, 1996, 1,916,410 shares of common stock (approximately 3.2% of outstanding shares of common stock) were held of record by a nominee of Meridian Trust Company ("MTC"), trustee for the Meridian Bancorp, Inc. Savings Plan. Under the terms of the Savings Plan, these shares are voted in the manner directed by Savings Plan participants. Shares held under the Savings Plan for which no direction is given for or against all matters in the same proportion as shares held under the Savings Plan are directed and voted for and against such matters.

     As of February 15, 1996, 2,000,000 shares of common stock (approximately 3.4% of outstanding shares of common stock) were held of record by a nominee for Meridian Trust Company, trustee for the Meridian Bancorp, Inc. Employee Stock Ownership Plan (the "ESOP"). Under the terms of the ESOP, shares held by the ESOP are allocated to individual employee accounts as the debt incurred to purchase the shares is repaid. Once allocated to an individual employee account, shares are voted in the manner directed by the employee.

(5) Pursuant to the provisions of the applicable governing instruments and/or in accordance with the applicable principles of fiduciary law, Meridian Asset Management, Inc., Meridian Trust Company or Delaware Trust Capital Management, Inc. has the right and power, exercisable either alone (10,108 shares or less than one percent of outstanding shares of common stock) or in conjunction with a co-fiduciary (432,516 shares or less than one percent of outstanding shares of common stock) to vote these shares in the manner which is deemed to be in the best interests of any such trust, estate or agency account and the beneficiaries or principals thereof.

Security Ownership of Management

     The following table sets forth information concerning the number of shares of common stock held as of February 15, 1996 by each director, each named executive officer set forth in the Summary compensation tables included herein, and all directors and executive officers as a group.


                                   Amount and Nature of Beneficial Ownership
                              ---------------------------------------------------
                                                 Sole        Shared
                                   Total       Voting or    Voting or    Percent
         Name of                 Beneficial    Dispositive  Dispositive     of
   Beneficial Owner               Ownership       Power        Power     Class (1)
- -----------------------------  -------------  -----------  -----------  ---------

DeLight E. Breidegam, Jr.           8,128             300        7,828       ---
Thomas F. Burke, Jr.               13,431           6,356        7,075       ---
Robert W. Cardy                       800             400          400       ---
Harry Corless                       1,040              40        1,000       ---
William D. Davis                   62,307          59,552        2,755       ---
Julius W. Erving                    1,100           1,100          ---       ---
William M. Fenimore, Jr.           27,412(2)       27,412          ---       ---
George W. Grosz                    17,023(2)       17,023          ---       ---
Fred D. Hafer                       3,119             ---        3,119       ---
Edward J. Hobbie                    2,500           2,500          ---       ---
Lawrence C. Karlson                15,535          15,535          ---       ---
Ezekiel S. Ketchum                167,312(2)      151,629       15,683       ---
Sidney D. Kline, Jr.               13,123          11,855        1,268       ---
George W. Leighow                  50,276          50,276          ---       ---
Samuel A. McCullough              342,267(2)      342,057          210       ---
Joseph F. Paquette                  3,000             ---        3,000       ---
P. Sue Perrotty                    61,354(2)       57,952        3,402       ---
Daniel H. Polett                    6,533           6,533          ---       ---
Lawrence R. Pugh                    1,000           1,000          ---       ---
Paul R. Roedel                        998             998          ---       ---
Wilmer R. Schultz                 128,769         104,511       24,258       ---
Robert B. Seidel                    9,382           8,666          716       ---
David E. Sparks                   104,368(2)      103,771          597       ---
George Strawbridge, Jr.(3)      4,200,310       4,200,310          ---      7.16%
Anita A. Summers                    1,853           1,853          ---       ---
Judith M. von Seldeneck             1,574             264        1,310       ---
Earle A. Wootton                  162,077         161,520          557       ---
All directors and executive
   officers as a group
   (31 persons)                 5,572,557(4)    5,495,977       76,580      9.40%

_____________________

(1) Unless otherwise indicated, amount owned does not exceed 1% of the total number of shares of Common Stock outstanding as of February 15, 1996.

(2) Includes shares allocated to the accounts of Messrs. McCullough, Ketchum, Sparks, Fenimore, Grosz and Ms. Perrotty, respectively, under the Meridian Savings Plan. Includes the following number of shares which may be acquired in connection with the exercise of vested options to purchase common stock granted under the Meridian Stock Option Plan: Mr. McCullough- -201,600; Mr. Ketchum--129,500; Mr. Sparks--65,000; Mr. Fenimore--25,300;
     Mr. Grosz--15,000; and Ms. Perrotty--44,800. Does not include shares which may be acquired in the future in connection with options granted under the Meridian Stock Option Plan which are not presently exercisable.

(3)  See "General--Principal Shareholders," herein.

(4) Includes shares allocated to the accounts of participants under the Meridian Savings Plan and 605,700 shares which may be acquired in connection with vested options to purchase common stock granted under the Meridian Stock Option Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

     Certain directors and executive officers of the Registrant, and their associates (including corporations of which such persons are officers or 10% beneficial owners), were customers of and had transactions with Meridian Bank or its predecessors in the ordinary course of business during the Registrant's fiscal year ended December 31, 1995. Similar transactions may be expected to take place in the future. Such transactions included the purchase of certificates of deposit and extensions of credit in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risks of collectability or present other unfavorable features. It is expected that any other transactions with directors and officers and their associates in the future will be conducted on the same basis. At December 31, 1995, the aggregate amount of loans by the Registrant to directors and executive officers of the Registrant and their associates was $48.6 million, which represented approximately 3.7% of the Registrant's total consolidated shareholder's equity as of such date.

     During 1995, the law firm in which the Registrant director Kline is a partner received fees from the Registrant and its subsidiaries of approximately $2.7 million. Such sum does not include fees received from borrowers who engage bank counsel principally in commercial and real estate lending transactions with Meridian Bank or its predecessors or any other subsidiaries of the Registrant.

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

     3.   Exhibits (numbered as in Item 601 of Regulation S-K)

           (3.1) Articles of Incorporation of Meridian Bancorp, Inc., as amended, incorporated herein by reference to Exhibit 3.2 of the Annual Report on Form 10-K of the Registrant for the year ended December 31, 1994.

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

          (10.7) Form of Directors' Deferred Compensation Agreement, incorporated herein by reference to Exhibit 10.7 of the Annual Report on Form 10-K of the Registrant for the year ended December 31, 1991.*

          (10.8) Termination Agreement between Meridian Bancorp, Inc. and Samuel A. McCullough dated as of July 1, 1986, incorporated herein by reference to Exhibit 10.8 of the Annual Report on Form 10-K of the Registrant for the year ended December 31, 1991.*

          (10.9) Termination Agreement between Meridian Bancorp, Inc. and David E. Sparks dated as of January 23, 1990, incorporated by reference to Exhibit 10.22 of the Annual Report on Form 10-K of the Registrant for the year ended December 31, 1990.*

          (10.10) Meridian Bancorp, Inc. Supplemental Salary Reduction Plan, as amended, incorporated herein by reference to Exhibit
                    10.14 of the Annual Report on Form 10-K of the Registrant for the year ended December 31, 1991.*

          (10.11) Meridian Bancorp, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10.15 of the Annual Report on Form 10-K of the Registrant for the year ended December 31, 1991.*

          (10.12) Meridian Bancorp, Inc. Executive Intermediate Performance Plan adopted January 1, 1990, incorporated herein by reference to Exhibit 10.23 of the Annual Report on Form 10-K of the Registrant for the year ended December 31, 1990.*

          (10.13) Rights Agreement dated as of July 25, 1989 between Meridian Bancorp, Inc. and Meridian Trust Company, as Rights Agent, incorporated herein by reference to Exhibit 1 of the Registration Statement on Form 8-A of the Registrant, filed on August 14, 1989.

          (10.14) Amendment to Rights Agreement, dated as of June 28, 1994, between Meridian Bancorp, Inc. and Meridian Trust Company, as Rights Agent, incorporated herein by reference to Exhibit
                    2.2 of Amendment No. 1, filed July 25, 1994, to the Registration Statement on Form 8-A of the Registrant, filed August 14, 1989.

          (10.15) Amendment to Rights Agreement, dated as of October 10, 1995, between Meridian Bancorp, Inc. and Meridian Trust Company, as Rights agent, incorporated herein by reference to Exhibit
                    2.3 to Amendment No. 2 on Form 8-A/A, dated November 6, 1995, to the Registration Statement on Form 8-A dated August 11, 1989 of the Registrant.

          (10.16) Agreement and Plan of Merger, dated as of October 10, 1995, by and between Meridian Bancorp, Inc. and CoreStates Financial Corp, incorporated herein by reference to Exhibit
                    99.2 to the Current Report on Form 8-K, dated October 10, 1995, of the Registrant.

          (10.17) Stock Option Agreement, dated as of October 10, 1995, by and between Meridian Bancorp, Inc., as issuer, and CoreStates Financial Corp, as grantee, incorporated herein by reference to Exhibit A to Exhibit 99.2 to the Current Report on Form 8-K, dated October 10, 1995, of the Registrant.

          (10.18) Stock Option Agreement, dated as of October 10, 1995, by and between CoreStates Financial Corp, as issuer, and Meridian Bancorp, Inc., as grantee, incorporated herein by reference to Exhibit B to Exhibit 99.2 to the Current Report on Form 8-K, dated October 10, 1995, of the Registrant.

          (10.19) Form of Termination Agreement between Meridian Bancorp, Inc. and P. Sue Perrotty as of December 1995 (included herein).

          (10.20) Form of Termination Agreement between Meridian Bancorp, Inc. and William M. Fenimore, Jr. as of August 21, 1995 (included herein).

          (10.21) Form of Termination Agreement between Meridian Bancorp, Inc. and George W. Grosz as of August 21, 1995 (included herein).

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

     B.1  Reports on Form 8-K.

          On October 20, 1995, Meridian filed a Current Report on Form 8-K dated October 10, 1995 with the Commission, reporting information under Items 5 and 7(c). The Form 8-K did not contain any financial statements.

          On December 29, 1995, Meridian filed a Current Report on Form 8-K dated December 28, 1995 with the Commission, reporting information under Items 5 and 7. (Containing consolidated financial statements of CoreStates for the three years ended December 31, 1994 and the nine months ended September 30, 1995 and September 30, 1994.)

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

Date:  March 26, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title                              Date
- ---------                       -----                              ----
/s/ Samuel A. McCullough
- -----------------------------   Chairman,                          March 26, 1996
Samuel A. McCullough            Chief Executive
                                Officer and Director
                                (Principal Executive
                                Officer)
/s/ David E. Sparks
- -----------------------------   Vice Chairman,                     March 26, 1996
David E. Sparks                 Chief Financial
                                Officer and Director
                                (Principal
                                Financial Officer)
/s/ Michael B. High
- -----------------------------   Senior Vice                        March 26, 1996
Michael B. High                 President and
                                Chief Accounting
                                Officer (Principal
                                Accounting Officer)
/s/ DeLight E. Breidegam, Jr.
- -----------------------------   Director                           March 26, 1996
DeLight E. Breidegam, Jr.
/s/ Thomas F. Burke, Jr.
- -----------------------------   Director                           March 26, 1996
Thomas F. Burke, Jr.

- -----------------------------   Director                           March 26, 1996
Robert W. Cardy
/s/ Harry Corless
- -----------------------------   Director                           March 26, 1996
Harry Corless
/s/ William D. Davis
- -----------------------------   Director                           March 26, 1996
William D. Davis

- -----------------------------   Director                           March 26, 1996
Julius W. Erving

/s/ Fred D. Hafer
- ----------------------------    Director                            March 26, 1996
Fred D. Hafer
/s/ Edward J. Hobbie
- ----------------------------    Director                            March 26, 1996
Edward J. Hobbie

- ----------------------------    Director                            March 26, 1996
Lawrence C. Karlson
/s/ Ezekiel S. Ketchum
- ----------------------------    Director                            March 26, 1996
Ezekiel S. Ketchum
/s/ Sidney D. Kline, Jr.
- ----------------------------    Director                            March 26, 1996
Sidney D. Kline, Jr.
/s/ George W. Leighow
- ----------------------------    Director                            March 26, 1996
George W. Leighow
/s/ Joseph F. Paquette, Jr.
- ----------------------------    Director                            March 26, 1996
Joseph F. Paquette, Jr.
/s/ Daniel H. Polett
- ----------------------------    Director                            March 26, 1996
Daniel H. Polett
/s/ Lawrence R. Pugh
- ----------------------------    Director                            March 26, 1996
Lawrence R. Pugh

- ----------------------------    Director                            March 26, 1996
Paul R. Roedel
/s/ Wilmer R. Schultz
- ----------------------------    Director                            March 26, 1996
Wilmer R. Schultz

- ----------------------------    Director                            March 26, 1996
Robert B. Seidel
/s/ George Strawbridge, Jr.
- ----------------------------    Director                            March 26, 1996
George Strawbridge, Jr.
/s/ Anita A. Summers
- ----------------------------    Director                            March 26, 1996
Anita A. Summers

- ----------------------------    Director                            March 26, 1996
Judith M. von Seldeneck
/s/ Earle A. Wootton
- ----------------------------    Director                            March 26, 1996
Earle A. Wootton

                                 EXHIBIT INDEX




Number     Description
- ------     -----------

(3.1)     Articles of Incorporation of Meridian
          Bancorp, Inc., as amended, incorporated
          herein by reference to Exhibit 3.2 of
          the Annual Report on Form 10-K of the
          Registrant for the year ended
          December 31, 1994.

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

(10.9)    Termination Agreement between Meridian
          Bancorp, Inc. and David E. Sparks dated
          as of January 23, 1990, incorporated by
          reference to Exhibit 10.22 of the Annual
          Report on Form 10-K of the Registrant for the year ended December 31, 1990.*

(10.10)   Meridian Bancorp, Inc. Supplemental
          Salary Reduction Plan, as amended,
          incorporated herein by reference to
          Exhibit 10.14 of the Annual Report
          on Form 10-K of the Registrant for
          the year ended December 31, 1991.*

(10.11)   Meridian Bancorp, Inc. Supplemental
          Executive Retirement Plan, incorporated
          herein by reference to Exhibit 10.15
          of the Annual Report on Form 10-K of
          the Registrant for the year ended
          December 31, 1991.*

(10.12)   Meridian Bancorp, Inc. Executive
          Intermediate Performance Plan adopted
          January 1, 1990, incorporated herein
          by reference to Exhibit 10.23 of the
          Annual Report on Form 10-K of the
          Registrant for the year ended
          December 31, 1990.*

(10.13)   Rights Agreement dated as of July 25,
          1989 between Meridian Bancorp, Inc.
          and Meridian Trust Company, as Rights

          Agent, incorporated herein by reference
          to Exhibit 1 of the Registration Statement on Form 8-A of the Registrant, filed on August 14, 1989.

(10.14)   Amendment to Rights Agreement, dated as
          of June 28, 1994, between Meridian Bancorp,
          Inc. and Meridian Trust Company, as Rights
          Agent, incorporated herein by reference to
          Exhibit 2.2 of Amendment No. 1, filed
          July 25, 1994, to the Registration Statement on Form 8-A of the Registrant, filed
          August 14, 1989.

(10.15)   Amendment to Rights Agreement, dated as
          of October 10, 1995, between Meridian
          Bancorp, Inc. and Meridian Trust Company, as Rights agent, incorporated herein by reference to Exhibit 2.3 to Amendment
          No. 2 on Form 8-A/A, dated November 6, 1995, to the Registration Statement on Form 8-A dated August 11, 1989 of the Registrant.

(10.16)   Agreement and Plan of Merger, dated as
          of October 10, 1995, by and between
          Meridian Bancorp, Inc. and CoreStates
          Financial Corp, incorporated herein by
          reference to Exhibit 99.2 to the Current
          Report on Form 8-K, dated October 10, 1995, of the Registrant.

(10.17)   Stock Option Agreement, dated as of
          October 10, 1995, by and between Meridian
          Bancorp, Inc., as issuer, and CoreStates
          Financial Corp, as grantee, incorporated herein by reference to Exhibit A to
          Exhibit 99.2 to the Current Report on
          Form 8-K, dated October 10, 1995, of the
          Registrant.

(10.18)   Stock Option Agreement, dated as of
          October 10, 1995, by and between CoreStates
          Financial Corp, as issuer, and Meridian
          Bancorp, Inc., as grantee, incorporated
          herein by reference to Exhibit B to
          Exhibit 99.2 to the Current Report on
          Form 8-K, dated October 10, 1995, of
          the Registrant.

(10.19)   Form of Termination Agreement between
          Meridan Bancorp, Inc. and P. Sue Perrotty as of December 1995 (included herein).

(10.20)   Form of Termination Agreement between
          Meridian Bancorp, Inc. and William M.
          Fenimore, Jr. as of August 21, 1995
          (included herein).

(10.21)   Form of Termination Agreement between
          Meridian Bancorp, Inc. and George W.
          Grosz as of August 21, 1995 (included herein).

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