Form 10-K405/A
period 1995-12-31
MERIDIAN BANCORP INC
filed 1996-04-05
CIK 723916

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the shares of Common Stock of the Registrant held by nonaffiliates, on the basis of the sale price as of February 15, 1996, was $2,795,462,000. As of February 15, 1996, the Registrant had 58,687,937 shares of such Common Stock outstanding.

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

                              MERIDIAN BANCORP, INC.
                              (Registrant)

                              /s/ Samuel A. McCullough
                              Samuel A. McCullough, Chairman,
                              President and Chief Executive
                              Officer

Date:  April 4, 1996

                          EXHIBIT INDEX

Number                   DESCRIPTION

  23                     Consent of KPMG Peat Marwick LLP.